Form 10-K
period 2025-12-31
Eikon Therapeutics, Inc.
filed 2026-03-30
CIK 1861123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-43085

EIKON THERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	84-2807586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
230 Harriet Tubman Way Millbrae, California	94030
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (341) 777-0566

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	EIKN	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The registrant's common stock was not publicly traded on The Nasdaq Stock Market as of the last business day of the registrant's most recently completed second fiscal quarter.

The number of shares of Registrant’s Common Stock outstanding as of March 17, 2026 was 54,138,555.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements about us and our industry within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, product candidates, plans for and results of preclinical studies and clinical trials, research and development costs, manufacturing plans, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negatives of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

•
the strategy, initiation, cost, timing, progress, and results of our preclinical studies, including our EIK1006 and ARv7 programs, and clinical trials for our product candidates, including EIK1001, EIK1003, EIK1004, and EIK1005;
•
the characteristics, safety, and efficacy of our product candidates and the potential differentiators of our product candidates compared to alternative therapies;
•
our ability to develop or progress our current and future product candidates;
•
our ability to leverage our technology platform to enable more informed drug research and development;
•
our ability to attract and retain key personnel;
•
estimates of the number of patients with certain diseases and conditions we intend to treat, the number of patients that we plan to enroll in our clinical trials, and the size and nature of the market opportunity for our product candidates;
•
the timing or likelihood of regulatory filings and approval for our product candidates;
•
our ability to meet current or future regulatory standards with respect to our product candidates, if approved;
•
our plans relating to the further development and manufacturing of our product candidates, including for additional indications that we may pursue;
•
the rate and degree of market acceptance and therapeutic benefits of our product candidates, if approved;
•
anticipated developments related to our competitors and our industry;
•
our competitive position and the success of competing therapies that are or may become available;
•
the implementation of our strategic plans for our business, product candidates, and technologies;
•
the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and our ability to enforce such rights and defend intellectual property-related claims;
•
our ability to maintain our current license agreements and collaborations, including our ability to comply with our financial obligations pursuant to the terms of such agreements, and our ability to identify and enter into future license agreements and collaborations;
•
the expected potential benefits of strategic collaborations with third parties and our ability to attract collaborators with development, regulatory, manufacturing, or commercialization expertise;
•
our reliance on third parties to assist us with the conduct of our clinical trials of our product candidates;
•
our reliance on third parties for the manufacture of our product candidates;
•
our expectations regarding the impact of general economic conditions, including the impact of tariffs and import/export regulations, and geopolitical events;
•
our plans relating to manufacturing and commercializing our product candidates, if approved;

•
anticipated regulatory developments in the United States and foreign countries in which we may seek regulatory approval for our product candidates in the future;
•
our financial performance;
•
the costs of operating as a public company;
•
the sufficiency of our existing capital resources to fund our future operating expenses and capital expenditure requirements;
•
our views regarding the restatement of our financial statements as of and for the nine months ended September 30, 2025, our plans to remediate a material weakness in our internal control of financial reporting, and our ability to remediate this and other deficiencies in the future or to maintain effective internal control over financial reporting;
•
our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act or a smaller reporting company; and
•
our anticipated use of our existing resources, estimates of our expenses, capital requirements, and needs for additional financing.

We caution you that the forward-looking statements highlighted above do not encompass all of the forward-looking statements made in this Annual Report.

We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section of this Annual Report titled “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

You should read this Annual Report and the documents that we reference in this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Annual Report with these cautionary statements.

SUMMARY OF RISK FACTORS

Listed below are some of the more significant risks relating to an investment in our common stock.

•
We are a late clinical-stage biotechnology company with a limited operating history and a history of incurring substantial net losses, have no products approved for commercial sale, have never generated revenue from product sales, and may never achieve or maintain profitability.
•
We will require substantial additional capital to finance our operations and achieve our business objectives. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce, or eliminate one or more of our research and product development programs or future commercialization efforts.
•
Our business depends entirely on the success of our product candidates and development programs, including EIK1001, EIK1003, EIK1004, EIK1005, EIK1006, and our ARv7 program, and we cannot guarantee that any or all of our current or future product candidates will successfully complete clinical development, receive regulatory approval or be successfully commercialized. If we are unable to develop, receive regulatory approval for, and successfully commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
•
We may not be successful in applying our technology platform to identify or develop safe, effective, or commercially viable product candidates.
•
We are dependent on the services of our key leaders, and our future success depends on our ability to retain these individuals and to attract and retain qualified personnel.
•
We have identified a material weakness in our internal control over financial reporting. If we are unable to implement and maintain the effectiveness of our internal control over financial reporting, our investors may lose confidence in the accuracy and completeness of our financial reports, which could adversely affect our stock price.
•
Changes in U.S. government policies, including those with respect to China, increased tariffs, and reductions in federal research funding, could adversely affect our business.
•
Many of our product candidates/programs are still in preclinical or early-stage clinical development. We have not yet completed any pivotal clinical trials with our product candidates, and we may be unable to do so for any product candidates we are currently developing or may develop in the future. If we are unable to advance our product candidates through clinical development, obtain regulatory approval, and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
•
Preclinical and clinical development is a lengthy and expensive process, with uncertain timelines and uncertain outcomes. If preclinical studies or clinical trials of our product candidates are prolonged or delayed, we may be unable to obtain required regulatory approvals, and therefore be unable to commercialize our current product candidates or any of our future product candidates on a timely basis, or at all.
•
We face substantial competition, which may result in others discovering, developing or commercializing similar drugs before or more successfully than we do.
•
If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates and any future product candidates we may develop, or enforce such intellectual property rights, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours, and our ability to successfully develop and commercialize our product candidates may be adversely affected.
•
We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope, or expiration of a third-party patent, which might adversely affect our ability to develop and market our product candidates. We may infringe, misappropriate, or otherwise violate the intellectual property rights of others, and be subject to legal proceedings alleging the same, which may prevent or delay our drug development efforts and prevent us from commercializing, or increase the costs of commercializing, our products.
•
We rely on license, collaboration, and other similar agreements to provide rights to the core intellectual property relating to most of our current product candidates, including our most advanced product candidate, EIK1001. These agreements impose significant milestone payments and other obligations on us. If we fail to comply with the obligations of our current or any future license, collaboration, or other similar agreements for our product candidates, or otherwise experience disruptions to our business relationships with our current or future licensors or collaborators, we could lose license or other rights that are important to our business, and hence lose the ability to continue the development and commercialization of our product candidates, if approved.
•
Recently enacted legislation, future legislation, and other healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for, and/or to commercialize, our product candidates, and may affect the prices we may set.
•
We have relied upon, and expect to continue to rely upon, third parties to assist us as we conduct aspects of our preclinical studies and clinical trials. If those third parties do not perform as contractually required, fail to satisfy legal or regulatory requirements, miss expected deadlines, or terminate their relationship with us, our development programs could be delayed, made more costly, or fail to yield interpretable results, and we may never be able to seek or obtain regulatory approval for, or to commercialize, our product candidates.
•
We rely on third-party manufacturers and suppliers to supply our product candidates. The loss of our third-party manufacturers or suppliers, or their failure to comply with applicable regulatory requirements or to supply sufficient quantities of materials at acceptable quality levels or prices, within acceptable timeframes, or at all, would materially and adversely affect our business, financial condition, results of operations, and prospects.
•
Our stock price may be volatile, and investors in our common stock could incur substantial losses.

PART I

Item 1. Business.

Overview

We are a late-stage clinical biopharmaceutical company dedicated to building a global, fully-integrated organization developing, innovative medicines to address serious unmet medical needs. We are led by world-renowned drug developers Dr. Roger M. Perlmutter, M.D., Ph.D., and Dr. Roy Baynes, M.D., Ph.D. Our vision is to become a generational leader, by purposefully integrating traditional biology research with advanced engineering to develop better medicines faster. Our initial focus is oncology, where we are advancing a pipeline of drug candidates targeting areas of high unmet need in large indications. We believe our product candidates reflect strong scientific and clinical potential and could eventually become critical medicines in the treatment paradigm of various cancers.

Our Chair and Chief Executive Officer, Dr. Roger M. Perlmutter, M.D., Ph.D., and our Chief Medical Officer, Dr. Roy Baynes, M.D., Ph.D., together have a proven track record of identifying, developing, and commercializing some of the most impactful drugs ever brought to market, including pembrolizumab, currently the world’s best-selling oncology therapeutic and arguably the most important anti-neoplastic agent ever introduced into clinical practice. While Drs. Perlmutter and Baynes’ track records do not provide a guarantee of future clinical success, and any products developed by us may not achieve the regulatory or commercial success of products that Drs. Perlmutter and Baynes were previously involved in developing, their experience provides valuable insight and strategic guidance to our drug development efforts. Our broader leadership team consists of former senior leaders at global pharmaceutical companies, who have successfully collaborated across several decades on the discovery, development, and commercialization of over 100 new molecular entities.

Our strategy centers around deploying our technology platform, including our proprietary single molecule tracking, or SMT, system, to develop internally-derived novel therapies, while also leveraging the deep expertise of our management team to opportunistically in-license promising assets. Our most advanced product candidate, EIK1001, a toll-like receptor, or TLR, 7/8 dual-agonist, is currently in a global Phase 2/3 registrational trial in combination with pembrolizumab for the treatment of patients with advanced melanoma. This Phase 2/3 trial is designed to proceed to completion, subject to interim analysis by a data monitoring committee, and to form the basis for registration. We are also evaluating EIK1001 in combination with both pembrolizumab and histology appropriate chemotherapy for the treatment of patients with non-small cell lung cancer, or NSCLC, in a Phase 2 trial, as well as a Phase 2/3 registrational trial for which we recently initiated site selection. We are also conducting Phase 1/2 trials of each of our selective PARP1 inhibitor product candidates, EIK1003 and EIK1004, in ovarian, breast, prostate, and pancreatic cancers and, specifically with the brain-penetrant candidate EIK1004, to address brain metastases and primary brain malignancies. In addition, we have recently initiated and have begun dosing in a Phase 1/2 trial in patients with advanced solid tumors for EIK1005, our Werner, or WRN, helicase inhibitor that emerged through internal research using our technology platform, which will ultimately be evaluated for the treatment of patients with microsatellite instability-high, or MSI-high, tumors.

Our Product Candidates and Programs

We are focused on addressing immuno-responsive cancers requiring enhanced immune stimulation, advanced cancers with DNA repair abnormalities, and hormonally responsive cancers. Our pipeline is set forth below.

1This Phase 2/3 trial is designed to proceed to completion, subject to interim analysis by a data monitoring committee, and to form the basis for registration; 2 Phase 2 safety and efficacy study nearing completion; United States Food and Drug Administration, or FDA, has allowed us to proceed with the Phase 2/3 registrational trial; 3 Greater China: China, Hong Kong, Macau, Taiwan; 4Currently in preclinical research; 5Milestone Achieved February 2026; Note: Readouts are contingent on acceptance for presentation at one of several major medical conferences.

In addition to the product candidates and programs described above, we are also actively pursuing discovery research programs in oncology and neurologic disease.

EIK1001

EIK1001 is a systemically administered TLR 7/8 dual-agonist designed to activate innate and adaptive immune anti-tumor responses. It achieves this by enhancing antigen presentation by both myeloid and plasmacytic dendritic cells, thereby stimulating the release of cytokines and amplifying the immune response. Historically, TLR product candidates used to stimulate cancer-specific immunity were administered intra-tumorally, primarily to avoid stimulating adverse cytokine release syndrome, or CRS, events believed to be associated with their systemic administration. We have identified a dose and schedule designed to allow for systemic administration of EIK1001 to enable the agent to access the lymph nodes and spleen, thereby activating the innate immune system more broadly, and that we believe will not undermine the overall tolerability of this immune agonist.

We in-licensed EIK1001 from Seven and Eight Biotherapeutics Corp. pursuant to an Exclusive Collaboration Agreement with Seven and Eight Biotherapeutics Corp. and related entities, collectively known as Seven and Eight, and an Exclusive License and Development Agreement with Seven and Eight and Superb Wisdom Limited, or SW. Under each agreement, Seven and Eight and SW granted Eikon a worldwide, exclusive license under certain of their patents, know-how, and other intellectual property rights to develop and commercialize certain TLR 7 and 8 agonist product candidates, including EIK1001. Prior to our in-license, EIK1001 was known as BDB001. See the section of this Annual Report titled “Business—License and Collaboration Agreements” for more information.

EIK1001 has been studied in over 400 patients and observed to be well-tolerated to date both as a monotherapy and in combination with PD-(L)1-specific antibody-based therapy. We believe adverse events, or AEs, thus far observed, including Grade 3 or higher events, are consistent with expectations for the studied patient population with advanced solid tumors. These patients are heavily pre-treated and have significant baseline comorbidities due to the natural progression of their illness. The frequency and severity of observed AEs align with those typically seen in this refractory population.

In our ongoing Phase 2 trial evaluating the safety and tolerability of EIK1001 in combination with both pembrolizumab and histology appropriate chemotherapy for the treatment of patients with NSCLC being conducted in multiple sites in the United States, we observed a favorable tolerability profile for the run-in dose, and no dose limiting toxicities, or DLTs, were reported. As of October 27, 2025, overall, 30 patients (46%) had experienced treatment related adverse events, or TRAEs, of Grade 3 or higher, consistent with the safety profile of the standard of care therapies with which EIK1001 was being administered, and there were no Grade 3 or higher CRS events.

Responses were observed in both the squamous and nonsquamous treatment groups and at both doses with the majority of patients exhibiting tumor size reduction, and only two patients (4%) showing tumor growth as the best response. The overall Response Evaluation Criteria in Solid Tumors, or RECIST, 1.1 response rate in the evaluable population was 60% (32/53) with a rate of 56% (20/36) and 71% (12/17) in non-squamous and squamous patients, respectively.

While we believe these observations are positive, any trends relating to responses or activity in this Phase 2 trial would need to be confirmed in a pivotal study before efficacy can be determined. As of the date of this Annual Report, the Phase 2 study has been fully enrolled and we expect to submit data for presentation at a medical meeting in the second half of 2026.

We are also conducting a global Phase 2/3 registrational trial of approximately 740 patients evaluating the optimal dose and efficacy of EIK1001 in combination with pembrolizumab compared to pembrolizumab monotherapy for the treatment of patients with advanced melanoma in the United States, Australia, Denmark, Germany, Belgium, Austria, United Kingdom, Canada, South Africa, Spain, France, Switzerland, Sweden, Portugal, Israel, Czech Republic, Finland, Norway, Poland, Serbia, Italy, Hungary, South Korea and New Zealand. As of the date of this Annual Report, we enrolled sufficient patients for our Data Safety and Monitoring Board (DSMB) to conduct their first safety review. The DSMB recommended that the study continue as planned.

We recently initiated site selection for a global Phase 2/3 registrational trial of approximately 750 patients to measure efficacy and safety of EIK1001 in combination with both pembrolizumab and histology appropriate chemotherapy for the treatment of patients with stage 4 NSCLC. The FDA has allowed us to proceed with this trial. We anticipate dosing the first patient in this trial in the second half of 2026.

EIK1003 & EIK1004

EIK1003 and EIK1004 are selective PARP1 inhibitors. These product candidates are designed to inhibit PARP1 while sparing PARP2, thereby promoting tumor regression by targeting the DNA damage response of cancer cells. Non-selective PARP1/2 inhibitors such as olaparib are associated with hematologic toxicity, particularly anemia, leading to dose modifications and treatment discontinuations. These tolerability limitations have restricted use of non-selective PARP inhibitors primarily to the maintenance setting following response to chemotherapy. PARP2 plays an important role in red blood cell production, and preclinical evidence suggests PARP2 inhibition contributes to hematologic toxicities. Consequently, non-selective PARP inhibitors have not been successfully combined with chemotherapy in clinical practice. EIK1003 and EIK1004 are designed to selectively inhibit PARP1 while sparing PARP2. We believe this selectivity may enable the development of combination regimes with chemotherapy in earlier lines of therapy and allow for sustained therapeutic dosing during maintenance treatment.

We in-licensed EIK1003 and EIK1004 from Impact Therapeutics (Shanghai) Inc., or Impact, pursuant to a Collaboration Agreement with Impact, or the Impact Agreement. Under the Impact Agreement, we received an exclusive license to certain Impact patents, know-how, and regulatory information to develop and commercialize any selective PARP1 inhibitors owned or controlled by Impact or its affiliates, including our product candidates EIK1003 and EIK1004, and any pharmaceutical products comprised of or containing such inhibitors, on a worldwide basis excluding China, Hong Kong, Taiwan, and Macau. Prior to our in-license, EIK1003 was known as IMP1734 or IMP17134, and EIK1004 was known as IMP1707 or IMP17307. See the section of this Annual Report titled “Business—License and Collaboration Agreements” for more information.

In our ongoing Phase 1/2 dose-escalating trial of EIK1003 being conducted in the United States, Australia, China, South Korea, Canada, and the European Union, we are evaluating the safety and tolerability of once-daily dosing of EIK1003 as a monotherapy for ovarian, breast, prostate, and pancreatic cancers in Cohort 1A.

Cohort 1A dose escalation has been completed with 65 patients enrolled across six dose levels ranging from 10mg to 160mg. While dose-limiting toxicities were observed at the higher dose levels of 80mg and 160mg, a maximum tolerated dose, or MTD, was not formally established. Overall, hematologic toxicity was observed to be minimal, and we observed clinical activity at most doses tested, as evidenced by target lesion size reduction and durable responses. In the RECIST evaluable population (n=49), the overall response rate, or ORR, was 14% (7/49) and when analyzed by tumor type, ORRs were 13% (2/16) in breast cancer patients and 15% (4/27) in ovarian cancer patients. The ORR in PARP inhibitor, or PARPi, naïve patients was 31% (5/16), suggesting enhanced activity in a PARPi naïve population.

This Phase 1/2 trial is also evaluating a second cohort, Cohort 1B, wherein EIK1003 is administered in combination with abiraterone and prednisone for the treatment of patients with advanced prostate cancer, and in a third cohort, Cohort 1C, wherein EIK1003 is administered in combination with paclitaxel for the treatment of patients with platinum-resistant ovarian and breast cancer.

As of October 27, 2025, dose escalation of Cohort 1B was ongoing. As of that date, 12 patients had been enrolled across three completed dose levels (10mg to 40mg) with patients being enrolled at the 60mg dose level. No DLTs had been reported. We have observed preliminary clinical activity in combination with both RECIST responses and prostate specific antigen, or, PSA declines. Activity was observed starting at the lowest dose level of 10mg of EIK1003, with three RECIST partial responses, or PRs (two confirmed, one unconfirmed), and three PSA 50 responses (≥50% decline from baseline). We anticipate completing dose escalation for Cohort 1B in the second half of 2026, at which point we will determine whether to advance this combination further in development.

As of October 27, 2025, dose escalation of Cohort 1C was ongoing. As of that date, 37 patients had been enrolled across four dose levels (10mg to 60mg) with patients being enrolled at the 60mg dose level. The safety profile observed was generally consistent with the known toxicity profiles of paclitaxel or EIK1003 monotherapy, with AEs managed through standard medical interventions including dose delays, dose modifications and growth factor support as clinically indicated, suggesting the potential for EIK1003 to be combined with paclitaxel in platinum-resistant ovarian cancer patients and breast cancer patients when appropriate supportive care measures are employed. Of the 17 evaluable patients, we have observed clinical activity including four PRs (three confirmed, one unconfirmed) and one complete response, or CR, across multiple dose levels. In the second half of 2026, we anticipate completing dose escalation for Cohort 1C and plan to read out data from existing cohorts (1A, 1B, and 1C). We are also actively planning for further development of EIK1003 in combination with other treatments such as EIK1003 in combination with cis-platinum and paclitaxel (cohort 1D) commencing in the second half of 2026.

Following completion of Cohort 1A dose escalation, we reached agreement with the FDA on a dose optimization strategy for Part 2 of the trial. Part 2 will evaluate two dose levels, 20mg and 60mg, to determine the appropriate recommended Phase 2 dose for EIK1003. Approximately 30 PARPi-naïve, HER2-negative breast cancer patients will be enrolled at each dose level. As of the date of this Annual Report, the first patient has been dosed in Part 2 of this trial and enrollment continues.

While we believe these observations are positive, any trends relating to responses or activity in this Phase 1/2 trial would need to be confirmed in a larger, adequately powered and controlled pivotal study before efficacy and other findings can be determined.

We are also conducting a Phase 1/2 trial of EIK1004, our selective PARP1 inhibitor designed to penetrate the central nervous system, or CNS, for the treatment of patients with ovarian, breast, prostate, and pancreatic cancers. This is a global study being conducted in the United States, Canada, South Korea, China, Australia, and the European Union. We believe the ability of a PARP1 inhibitor to penetrate the CNS would allow for the potential treatment of patients with advanced solid tumors, with or without brain metastases, as well as primary brain cancers in combination with alkylating agents.

Dose escalation in Part 1 is ongoing. As of October 27, 2025, sixteen patients had been enrolled across three dose levels (10mg to 40mg), no DLTs had been reported, and we observed preliminary activity in monotherapy dose escalation with an unconfirmed PR observed at the 10mg dose level. These data are preliminary and patient numbers are small. Any conclusions will require confirmation in a larger, adequately powered and controlled pivotal study. We anticipate completing dose escalation for EIK1004 in the second half of 2026, dependent on reaching a MTD.

EIK1005

EIK1005, is our product candidate designed to inhibit the WRN helicase and is our first internally developed program to advance into clinical studies. EIK1005 was optimized in our laboratories using our technology platform along with our broad research capabilities and was brought from discovery research to candidate declaration in less than 18 months. We believe EIK1005 has the potential to be an effective anti-tumor agent for MSI-high tumors, by producing synthetic lethality in MSI-high cells dependent upon the WRN helicase salvage pathway. Our EIK1005 development program will evaluate the potential of our WRN inhibitors to be used as a monotherapy, or in combination with immunotherapy, to improve treatment outcomes for patients with MSI-high tumors.

We completed a single-ascending dose-escalation Phase 1 trial in healthy volunteers which evaluated the safety, tolerability, and pharmacokinetics of EIK1005 in Australia. A total of 23 healthy volunteers participated in the trial, of which 17 received EIK1005 and six received placebo. After clearing the 50mg and 100mg dose levels, EIK1005 was observed to have a half-life of 9.4 days and we observed mild to moderate adverse events which were deemed unrelated to EIK1005. We also observed that EIK1005 can be taken without regard to food intake. We believe these findings support a starting dose in subsequent trials of EIK1005 at 50mg given once weekly in patients without regard to food.

As of the date of this Annual Report, we have begun dosing patients in the Phase 1/2 trial of EIK1005. This trial is designed to assess pharmacokinetics and safety in EIK1005 monotherapy dose escalation in patients with advanced solid tumors. Dose escalation of EIK1005 in combination with pembrolizumab and subsequent dose optimization in monotherapy will be assessed in patients with advanced solid tumors that are MSI-high.

EIK1006

Our technology platform has also enabled us to identify novel androgen receptor, or AR, antagonists that demonstrate activity against mutant versions of AR that are not easily antagonized by existing AR-directed therapeutics. Our AR program is focused on optimizing molecules that can bind to the AR and inhibit signaling that is otherwise stimulated by androgens. These compounds block both the wild-type, referred to as the normal form, of AR, as well as the predominant, clinically observed, AR mutations that emerge in patients whose tumors have become resistant to currently available AR inhibitors. This program recently selected a candidate, EIK1006, that we are now progressing through IND-enabling preclinical studies.

EIK1006 is our second internally derived clinical candidate and is being investigated as a potential next-generation AR antagonist with activity against multiple clinically emergent variants of AR. We believe EIK1006 has the potential to bind to the ligand binding domain, or LBD, of AR and block its nuclear translocation, thereby inhibiting AR transcriptional activity and downstream signaling. EIK1006 is structurally differentiated from currently available AR antagonists. We expect to submit an IND for EIK1006 in the first quarter of 2027.

Other Inhibitors of Androgen Receptor Signaling

Our ARv7 program is focused on a splice variant of AR known as ARv7. This splice variant lacks the ability to bind to testosterone and is constitutively active: it consistently delivers a signal that promotes tumor cell growth, even in the absence of androgen stimulation. Using our technology platform, we have identified chemical series that change the motion of ARv7 in prostate cancer cell lines, and have defined representatives of these series that selectively block cell growth in certain types of cancer, including tumor growth in animal models. This program is currently in preclinical research.

Our Team

Our Chair and Chief Executive Officer, Dr. Roger M. Perlmutter, M.D., Ph.D., and our Chief Medical Officer, Dr. Roy Baynes, M.D., Ph.D., are both pioneers in drug discovery and development, with proven track records of identifying, developing, and commercializing some of the most impactful drugs in the medical armamentarium, including pembrolizumab, currently the world’s best-selling oncology therapeutic and arguably the most important anti-neoplastic agent ever introduced into clinical practice. While Drs. Perlmutter and Baynes’ track records do not provide a guarantee of future clinical success, and any products developed by us may not achieve the regulatory or commercial success of products that Drs. Perlmutter and Baynes were previously involved in developing, their experience provides valuable insight and strategic guidance to our drug development efforts. Joining Drs. Perlmutter and Baynes is a group of seasoned industry veterans united by a shared mission to deliver breakthrough therapeutics to patients. Our research strategy leverages internal drug discovery techniques including the use of our proprietary SMT system and our proprietary artificial intelligence, or AI, and machine learning, or ML, algorithms. We have also pursued opportunistic business development efforts. Drs. Perlmutter and Baynes previously collaborated with our current Chief Business Officer, Benjamin Thorner, during their time at both Amgen and Merck to identify, evaluate, and acquire or in-license important medicines.

Our Chief Technical Officer, Russ Berman, has been a key contributor to the creation of our technology platform, consisting of our proprietary SMT system, bespoke automation, data science ML and AI tools, and software engineering capable of processing petabyte-scale datasets.

Our leadership team also includes other members with deep experience, such as our Chief Operating Officer, Michael Klobuchar, who holds an M.B.A. from Villanova University and an M.S. in chemical engineering from Rutgers University, spent over 25 years at Merck before joining us, where he last served as their Chief Strategy Officer, reporting directly to Merck’s Chief Executive Officer, and was a member of Merck’s Executive Committee. Our Chief Financial Officer, Alfred Bowie, holds a Ph.D. in chemistry from the University of California at Berkeley, and has over 15 years of business experience helping to direct the activities of companies like Foundation Medicine, Tecan, and Danaher. As of December 31, 2025, we had 384 full-time employees. Of those, 321 were engaged in research and development activities. More than 112 of our employees hold either Ph.D. or M.D. degrees or both.

Our Technology Platform and Drug Development Approach

Traditional pharmaceutical research and development has experienced an exponential decline in productivity for more than six decades. This inefficiency results from several factors, the most important of which is the inability to develop robust models that can identify effective drug targets. Traditional biochemical studies, which form the bedrock of pharmaceutical discovery efforts, examine the effects of therapeutic candidates in highly contrived, often in vitro, settings that do not adequately resemble the environment where they must perform in human patients. Most biological processes involve interactions among multiple proteins, protein complexes, lipids, nucleic acids, and other biomolecules within cells. These interactions form the control elements that regulate intracellular biochemical reactions. It is no surprise, then, that, in general, drugs act by modulating the interactions among many different proteins and other biomolecules in the cell types where they exert their effects. To improve productivity in the discovery of new therapeutics, we regard the interrogation and analysis of protein interactions, as they occur within living cells, as essential. Importantly, previous biological approaches were unable to capture the dynamic, typically transient nature of these important protein interactions within living cells. Single molecule tracking is an advanced imaging technique that facilitates the monitoring of the motion of target protein populations, resulting in a detailed characterization of activity states. Using single molecule tracking, we can screen for compounds that affect the motion, location, and other properties of a target protein, and thereby discover compounds that modulate the activity of these proteins. Moreover, with genetic approaches, our instruments can be used to characterize the interactions among proteins inside living cells from human cell lines, providing the basis for identifying novel targets that can be exploited to generate important new medicines.

Our technology platform is centered around our proprietary SMT system, integrating tools such as custom-engineered super-resolution microscopy, bespoke automation, advanced data science, and software packages capable of processing petabyte-scale datasets. Our use of single molecule tracking was inspired by the work of Dr. Robert Tjian, Ph.D., and Dr. Eric Betzig, Ph.D., who were co-founders of Eikon. In 2014, Dr. Betzig shared the

Nobel prize for his discoveries that led to the invention of super-resolution microscopy. Our technology platform produces an extraordinary amount of information, capable of generating up to one petabyte of precise, high-dimensional data each day. We analyze these data using ML methods to derive insights into mechanisms of disease, and the way in which biochemical programs can be perturbed to ameliorate disease processes.

Among the ways that our technology platform assists drug discovery, we can pursue the following tasks:

•
Identify and validate novel targets: Even if a specific protein is deemed difficult to target, understanding its interactions with other proteins creates the possibility of targeting those associated proteins to achieve the desired therapeutic effect. Our ability to map certain protein interactions enables us to identify novel targets for drug discovery, and to then validate their roles in disease pathology and their suitability as therapeutic targets.
•
Elucidate mechanisms of action: We systematically assess mechanisms of action through real-time, single molecule analysis of on-target and off-target interactions. We believe gaining this more complete picture of molecular function aids in the most appropriate clinical use of the identified molecules and in the identification of clinically relevant biomarkers.
•
Accelerate the identification and nomination of drug candidates: Both through high throughput screening and structure-activity relationship cycles, we leverage single molecule tracking to enable a more informed approach to identifying and optimizing chemical matter for drug-like properties. In this way, we generate chemical matter that we believe has an improved probability of technical and regulatory success. Our beliefs about this more informed approach and improved probability of success are based on the use of human-derived cells to obtain direct measurements of changes in protein behavior. The extensive data we generate can reveal overlooked or previously unseen interactions that can be leveraged for new therapeutics. By using internal data-driven predictive chemistry, supported by both computational and wet lab tools that can accelerate lead optimization, we believe we are positioned to profile new molecular entities in a way that can accelerate the overall drug development process. For example, we have advanced EIK1005, our WRN product candidate, from initial discovery research to nominating a development candidate in under 18 months. However, it is important to note that despite our efforts to accelerate the nomination of product candidates, we may not consistently be able to do so. Further, these investigational compounds will not become products until they demonstrate activity in adequate and well-controlled clinical trials with timelines similar to other product candidates and undergo a regulatory review process to thereafter gain registration in jurisdictions where we intend to seek marketing authorization.

We believe our strategy to leverage our technology platform in our drug development efforts represents a novel approach with significant potential, though it remains unproven. To date, EIK1005 and EIK1006 are the only product candidates that have leveraged our technology platform. In particular, for EIK1005, which is now in clinical development, we used our technology platform to characterize EIK1005’s mechanism of action and optimize its chemical structure with precision. As we are still in early stages of leveraging our technology platform, there is no guarantee that it will be successful in identifying or validating any safe, effective, or commercially viable product candidate.

Our Strategy

Our goal is to build a generational, global biopharmaceutical company that creates medicines that can meaningfully improve and extend the lives of patients suffering from grievous illness. Key elements of our strategy include:

1.
Progress our advanced clinical-stage product candidates. EIK1001, our TLR 7/8 dual-agonist, is designed to address the limitations of other immune agonists due to its independent action, orthogonal mechanism of action, and systemic administration. EIK1001 was observed to be well-tolerated and exhibit clinical activity in Phase 1 trials as a single agent in otherwise treatment-refractory cancer patients. We are conducting a global Phase 2/3 registrational trial of EIK1001 for the treatment of patients with advanced malignant melanoma for which we expect to conduct the first interim analysis in the second half of 2026, after which we plan to select the optimal dose. We are also conducting a Phase

2 trial in the United States evaluating the safety and tolerability of EIK1001 in combination with pembrolizumab and histology appropriate chemotherapy, and recently initiated site selection in a larger, randomized, global Phase 2/3 registrational trial, in combination with both pembrolizumab and histology appropriate chemotherapy, in both cases for the treatment of patients with NSCLC. In addition, we believe our PARP1 inhibitor candidate, EIK1003, can overcome the challenges of non-selective PARPs due to its reduced hematologic toxicity and its potential to be used in combination with chemotherapy as front-line therapy. We are conducting a Phase 1/2 trial of EIK1003 and expect to submit data from the combination cohorts for presentation at a medical meeting in the second half of 2026.
2.
Advance additional programs into and through clinical development. We are conducting a Phase 1/2 trial of EIK1004, and expect to complete dose escalation in the second half of 2026, dependent on reaching a MTD. EIK1004 is supported by preclinical data that has shown potent selectivity versus PARP2 (similar to EIK1003), as well as brain penetrance. EIK1005 and our AR antagonist EIK1006 were both optimized in our laboratories using our technology platform. EIK1005 is a potent WRN helicase inhibitor and anti-tumor agent for MSI-high tumors. We recently initiated a Phase 1/2 trial of EIK1005 in patients with advanced solid tumors which, if favorable results are observed, will permit a detailed characterization of the activity of this molecule in patients suffering from cancers that have an MSI-high profile. We expect to submit data from this Phase 1/2 trial for presentation at a medical meeting in the first half of 2027. EIK1006, which was recently declared as a product candidate, is now in IND-enabling preclinical studies. Our ARv7 program is currently in preclinical research. We are also actively pursuing discovery research in oncology and neurologic disease.
3.
Continue leveraging our platform. We believe that our technology platform has the potential to enable a more informed, and often accelerated, approach to drug discovery. Our instruments and software are designed to allow us to identify and validate novel targets, elucidate mechanisms of action, and accelerate the identification of drug candidates. Our engineers collaborate closely with our drug development scientists, chemists, pharmacologists, and biologists (the end users of our platform), permitting dynamic feedback that enables our engineers to maximize the utility of our instruments.
4.
Pursue opportunistic in-licensing to expand our pipeline. We intend to continue leveraging the expertise of our leadership team as well as the insights we can derive from our technology platform to identify and in-license promising development candidates. We believe our team is especially skilled in the thoughtful design and rapid execution of clinical trials. Also, since we have internal teams in regulatory affairs, safety, biostatistics, clinical data management, and clinical operations (among other disciplines), we are not dependent on contractors for the architecture of development plans to support in-licensed candidates, or for the regulatory approach that we believe can yield high-quality global marketing authorizations.
5.
Enter into strategic collaborations to maximize the potential value of our platform and pipeline programs. Given our potential to generate novel product candidates addressing a wide variety of therapeutic indications, we may enter into strategic collaborations that involve our existing pipeline, our targets, our platform technology, and our future potential product candidates, on an opportunistic basis.

Our Product Candidates and Programs

Our vision is to become a global leader in the biopharmaceutical industry that purposefully integrates advanced engineering into biopharmaceutical discovery to develop better medicines faster. We are currently focused on addressing immuno-responsive cancers requiring enhanced immune stimulation, advanced cancers with DNA repair abnormalities, and hormonally responsive cancers. Our pipeline is set forth below.

1This Phase 2/3 trial is designed to proceed to completion, subject to interim analysis by a data monitoring committee, and to form the basis for registration; 2 Phase 2 safety and efficacy study nearing completion; United States Food and Drug Administration, or FDA, has allowed us to proceed with the Phase 2/3 registrational trial; 3 Greater China: China, Hong Kong, Macau, Taiwan; 4Currently in preclinical research; 5Milestone Achieved February 2026; Note: Readouts are contingent on acceptance for presentation at one of several major medical conferences.

In addition to the product candidates and programs described above, we are also actively pursuing discovery research in oncology and neurologic disease.

EIK1001

EIK1001 is a systemically administered TLR 7/8 dual-agonist with the potential to address multiple solid tumor types representing significant unmet medical needs. In completed Phase 1 trials across multiple tumor types, EIK1001 demonstrated what we believe is a compelling safety profile coupled with early signs of clinical activity as both a monotherapy, and in combination with pembrolizumab or atezolizumab. We are currently conducting a Phase 2 trial of EIK1001 of approximately 60 patients in combination with both pembrolizumab and histology appropriate chemotherapy for the treatment of NSCLC in multiple sites in the United States, and a global Phase 2/3 registrational trial of approximately 740 patients evaluating the optimal dose and efficacy of EIK1001 in combination with pembrolizumab versus pembrolizumab monotherapy for the treatment of patients with advanced melanoma in the United States, Australia, Denmark, Germany, Belgium, Austria, United Kingdom, Canada, South Africa, Spain, France, Switzerland, Sweden, Portugal, Israel, Czech Republic, Finland, Norway, Poland, Serbia, Italy, Hungary, South Korea, and New Zealand.

As illustrated in Figure 1 below, functioning through the dendritic cell pathway, TLR 7/8 agonists activate immune cells that specialize in antigen presentation and are responsible for the capture, processing, and presentation of antigens, exposing tumor-derived antigens in a form better recognized by T-cells. The immune response is further enhanced by the release of cytokines, which are also triggered by TLR 7/8 stimulation. The immunomodulatory activity provided by these mechanisms provides another pathway, distinct from effects of checkpoint proteins, such as PD-(L)1, that can enhance antitumor T-cell activity when used either alone or in combination with immune checkpoint inhibitors. Checkpoint inhibitors are compounds that specifically target and inhibit cell surface molecules, so-called “checkpoints,” that act as “brakes” on the activity of the immune system. The most well characterized class, anti-PD-(L)1 antibodies, have generally been shown to enhance therapeutic responses, delay tumor progression, promote durable responses, and increase overall survival rate by revealing the body’s immune response to the cancer in many cancer settings.

Figure 1: TLR 7/8 agonists such as EIK1001 activate the innate immune system against tumors.

Target Indications

Melanoma of the skin is the fifth most common type of cancer in the United States based on estimated new cases in 2025, with increasing incidence worldwide in the past decade. According to the National Cancer Institute, it is estimated that approximately 105,000 patients will be newly diagnosed in the United States in 2025. With the advent of immune-therapies, such as anti-PD-(L)1 checkpoint inhibitors, melanoma mortality has declined, despite the parallel increase in its prevalence. While melanoma overall has a five-year relative survival rate of approximately 95%, patients with regional and distant metastatic disease have a five-year survival rate of approximately 76% and 35%, respectively. It is estimated that 8,400 people will die from the disease in the United States in 2025. As a result, there remains a critical unmet need to develop additional therapies for the treatment of patients with advanced melanoma.

Lung cancer is a critical public health issue with high morbidity and mortality worldwide. The National Cancer Institute estimates that, in 2025, approximately 227,000 patients in the United States will be diagnosed with lung cancer and 125,000 will die due to the disease. While localized lung cancer has a five-year relative survival rate of approximately 65%, patients with regional or distant metastatic disease have a five-year survival rate of approximately 37% and 9%, respectively. Lung cancer represents approximately 11% of all new cancer cases in the United States, and 20% of all cancer deaths. The diagnosis of lung cancer often occurs at advanced stages, rendering the disease incurable in many cases, and represents an important area of unmet medical need. NSCLC accounts for approximately 85% of lung cancers in the United States. Like advanced melanoma, NSCLC is known to be responsive to immune-therapy, such as anti-PD-(L)1 treatment.

Limitations of Current Treatment Options

Immunotherapies, such as anti-PD-(L)1 antibodies, including pembrolizumab, nivolumab, and atezolizumab, as well as anti-CTLA-4 antibodies (e.g. ipilimumab), have demonstrated improved clinical outcomes for cancer patients. However, there are still many cancer patients who either do not respond to immunotherapy (primary resistance), or initially respond to immunotherapy but lose their response over time (secondary resistance).

A logical approach to addressing both primary and secondary resistance has been the exploration of the combination of checkpoint inhibitors with a partner molecule that could provide additional clinical benefit. However, few such combination strategies have succeeded to date. Combination partner molecules that have historically shown promise and were commercially successful have generally exhibited independent action (monotherapy activity) and a distinct, or orthogonal, mechanism of action.

The clinical application of immune agonists such as TLR agonists in cancer treatment has been limited by systemic toxicity. One attempted approach to reduce systemic toxicity from TLR agonists was administering the drug locally, or by injecting it directly into the tumor, a process known as intratumoral administration. This approach has been shown in clinical trials to be generally ineffective, either when administered as single agents, or when used in combination with checkpoint inhibitors. We believe that one potential reason for this is that intratumoral administration does not effectively activate the innate immune system in important secondary lymphoid tissues, such as the immune cells found in the lymph nodes and spleen.

Our Solution: EIK1001

EIK1001 is a systemically administered TLR 7/8 dual-agonist in late-stage clinical development designed to address the limitations outlined above in the following ways:

•
Independent action: We have observed EIK1001 to exhibit clinical activity as a monotherapy in patients with a range of advanced solid tumors.
•
Orthogonal mechanism of action: The mechanism of enhancing antigen presentation is distinct from, and complementary to, the mechanistic features of checkpoint inhibitors, which are well-established in cancer biology and treatment.
•
Ability to dose systemically: Clinical work on EIK1001 has identified a tolerable dose range allowing for systemic administration to enable activation of the innate immune system in immune cells broadly, including those found in the lymph nodes and spleen.

We also believe that the design of EIK1001 to activate innate and adaptive immune anti-tumor responses creates the potential to explore additional indications, including both highly immunogenic tumors, which have been shown to be susceptible to immunotherapy, and moderately and low immunogenic tumors, where current immune therapies have demonstrated little to no activity.

Ongoing Clinical Development of EIK1001

Phase 2/3 Registrational Trial: EIK1001 in Combination with Pembrolizumab for Advanced Melanoma

We are evaluating EIK1001 in a global Phase 2/3 registrational trial to measure its efficacy and safety in combination with pembrolizumab versus pembrolizumab monotherapy for the treatment of patients with advanced melanoma in the United States, Australia, Denmark, Germany, Belgium, Austria, United Kingdom, Canada, South Africa, Spain, France, Switzerland, Sweden, Portugal, Israel, Czech Republic, Finland, Norway, Poland, Serbia, Italy, Hungary, South Korea, and New Zealand.

This Phase 2/3 registrational trial is designed to enroll approximately 740 patients with advanced melanoma and who have not undergone prior systemic therapy. As illustrated below, the trial is being conducted in three parts.

Figure 2: Trial design of EIK1001 global Phase 2/3 registrational trial in advanced melanoma.

In the dose optimization portion, approximately 120 patients are expected to be randomized into three arms of equal size, stratified by prior anti-PD-1 adjuvant therapy, lactate dehydrogenase, or LDH, expression, and BRAF mutational status. Patients in two treatment arms are administered EIK1001 at a dose level of either 0.60 mg/m2 or 0.75 mg/m2, in each case in combination with 200mg of pembrolizumab dosed according to the approved label. EIK1001 will be dosed once weekly for 27 weeks, and then once every three weeks for up to 77 weeks. Patients in the control arm will receive a placebo in combination with 200mg of pembrolizumab at the same time intervals. We plan to conduct an interim analysis to evaluate objective response rate, or overall response rate, or ORR, and safety, and to select the optimal dose of EIK1001 to administer in the remainder of the trial.

Following the first interim analysis, the trial is designed to enroll an additional approximately 180 patients randomized into either a treatment arm receiving the selected dose of EIK1001 in combination with 200mg of pembrolizumab once weekly for 27 weeks, and then once every three weeks for the duration of the trial, or a control arm receiving placebo plus pembrolizumab. A second interim analysis under the supervision of a data monitoring committee will evaluate progression-free survival, or PFS, and, unless such committee determines otherwise, the trial will proceed to completion and form the basis for registration. In such event, we would enroll and randomize an additional approximately 440 patients. The primary dual endpoints would be PFS and overall survival, or OS. The secondary endpoints would be ORR and duration of response, or DOR.

The trial allows for sparing of patient numbers in the event that the efficacy results reviewed by the data monitoring committee at the second interim analysis are not encouraging. In this case, the trial may continue to follow the approximately 300 patients randomized in total, and the trial would be analyzed as a Phase 2 trial.

Phase 2 Trial: EIK1001 in Combination with Pembrolizumab and Chemotherapy for NSCLC

We are also conducting a Phase 2 trial to evaluate primarily the safety and tolerability of EIK1001 at two dose levels and in combination with both pembrolizumab and chemotherapy for the treatment of patients with NSCLC in multiple sites in the United States. Our primary objective is to determine the DLTs and AEs during the safety run-in phase, and assess AEs and AE-related discontinuations during the expansion phase. Secondary objectives are to evaluate preliminary signs of clinical activity through the ORR and DOR of EIK1001 in combination with pembrolizumab and chemotherapy. The design of this clinical trial is illustrated below.

Figure 3: Trial design of EIK1001 Phase 2 trial in NSCLC.

In the safety run-in, we enrolled six patients in the nonsquamous and seven patients in the squamous cohorts and administered 0.45 mg/m2 of EIK1001 in combination with pembrolizumab and chemotherapy. In the dose expansion portion of the trial, we are enrolling approximately 25 additional patients per cohort and dosing each patient with 0.60 mg/m2 of EIK1001 in combination with pembrolizumab and chemotherapy. Treatments are planned to be administered once weekly for approximately six months, and thereafter once every three weeks, for a total trial duration of approximately 30 months.

We have completed the safety run-in phase for both arms of the trial. As of October 27, 2025, 43 United States National Comprehensive Cancer Network-, or NCCN-, designated clinical trial sites had been selected and 40 were open and active. A total of 97 patients were enrolled and 66 were dosed with EIK1001, 39 of whom had nonsquamous NSCLC and 27 of whom had squamous NSCLC. Overall, we observed the run-in dose was tolerable and no DLTs were reported. Overall, 30 patients (46%) experienced TRAEs of Grade 3 or higher. There were no Grade 3 or higher CRS events observed.

Figure 4: Summary of treatment-emergent AEs, or TEAEs, and treatment-related AEs, or TRAEs, observed for EIK1001 Phase 2 trial in NSCLC as of October 27, 2025.

Eikon uses Common Terminology Criteria for Adverse Events, or CTCAE, a standardized classification and severity grading system developed by the US National Cancer Institute, or NCI, for use in clinical trials to describe and evaluate AEs. CTCAE lists thousands of specific AEs each with unified grading criteria from 1 to 5: Grade 1-mild, Grade 2-moderate, Grade 3-severe or medically significant but not immediately life-threatening, Grade 4-life-threatening consequences; urgent intervention required, and Grade 5-death related to the AE.

CRS events are graded according to the same criteria. Historically, CRS has been associated with the administration of immune agonists, and for that reason we have watched carefully for signs of CRS in our clinical trials for EIK1001. Grade 3 CRS usually results in hospitalization and discontinuation of treatment. The absence of Grade 3 CRS permits out-patient administration of EIK1001 with minimal intervention required for Grade 1 or 2 CRS. Early on in the development of EIK1001, a small number of cases of Grade 3 CRS were observed, which led to exploration of changes to the dosing paradigm to avoid Grade 3 CRS. Since the change to dose calculation based on body surface area, we have observed only one case of Grade 3 CRS. No CRS events of Grade 4 or higher have been observed at any point.

TEAEs are AEs that appear or worsen after a patient begins treatment, regardless of whether the event is believed to be caused by the treatment. TRAEs are AEs that the investigator judges to be related to the treatment.

TRAE Serious is any TRAE that meets regulatory serious adverse event, or SAE, criteria including death, life-threatening event, hospitalization or prolonged hospitalization, causes disability, congenital anomaly, or requires intervention to prevent permanent impairment. In some instances, TRAE Serious include Grades 3, 4, or 5 as outlined above.

This framework provides a uniform language for documenting and reporting side effects and ensures consistency in safety data reporting.

Figure 5: Summary of TEAEs observed in at least 20% of patients for EIK1001 Phase 2 trial in NSCLC as of October 27, 2025.

Expansion Nonsquamous Cohort	Expansion Squamous Cohort	Run-in Nonsquamous Cohort	Run-in Squamous Cohort	Total
Fatigue	20 (61%)	11 (55%)	6 (100%)	4 (57%)	41 (62%)
Nausea	15 (46%)	10 (50%)	4 (67%)	3 (43%)	32 (49%)
Neutropenia	15 (46%)	8 (40%)	2 (33%)	3 (43%)	28 (42%)
Anemia	17 (52%)	5 (25%)	2 (33%)	4 (57%)	28 (42%)
Constipation	13 (39%)	7 (35%)	4 (67%)	0 (0%)	24 (36%)
Diarrhoea	9 (27%)	6 (30%)	4 (67%)	3 (43%)	22 (33%)
Thombocytopenia	11 (33%)	3 (15%)	3 (50%)	2 (29%)	19 (29%)
Dizziness	7 (21%)	4 (20%)	4 (67%)	4 (57%)	19 (29%)
Pyrexia	8 (24%)	4 (20%)	1 (17%)	4 (57%)	17 (26%)
Headache	10 (30%)	3 (15%)	2 (33%)	2 (29%)	17 (26%)
Dyspnoea	11 (33%)	4 (20%)	2 (33%)	0 (0%)	17 (26%)
Hypotension	7 (21%)	6 (30%)	1 (17%)	2 (29%)	16 (24%)
Decreased appetite	6 (18%)	6 (30%)	2 (33%)	1 (14%)	15 (23%)

Figure 6: Summary of Grade 3 or higher TEAEs observed in at least two patients for EIK1001 Phase 2 trial in NSCLC as of October 27, 2025.

In addition, we observed clinical activity of EIK1001 in combination with pembrolizumab and chemotherapy. Figure 7 and Figure 8 below illustrate patients’ change from baseline in target lesion size as of October 27, 2025, time on study treatment, and response by RECIST 1.1 as of the same date. Responses were observed in both the squamous and nonsquamous treatment groups and at both doses, with the majority of patients exhibiting tumor size reduction and only two patients (4%) showing tumor growth as the best response. The overall RECIST 1.1 response rate in the evaluable patients depicted in Figure 7 was 60% (32/53) with a rate of 56% (20/36) and 71% (12/17) in nonsquamous and squamous patients respectively. The spider plot depicted in Figure 9 further illustrates these findings.

While we believe these observations are positive, any trends relating to responses or activity in this Phase 2 trial would need to be confirmed in a larger, adequately powered and controlled pivotal study before efficacy can be determined. As of the date of this Annual Report, this study has been fully enrolled and we continue to monitor trial progress. We expect to submit data for presentation at a medical meeting in the second half of 2026.

Figure 7: Observed best percentage change from baseline in target lesions per patient in EIK1001 Phase 2 trial in NSCLC as of October 27, 2025.

Figure 8: Observed time on study treatment and response by RECIST 1.1 per patient in EIK1001 Phase 2 trial in NSCLC as of October 27, 2025.

Figure 9: Observed percentage change from baseline in target lesions per patient in EIK1001 Phase 2 trial in NSCLC as of October 27, 2025.

Change from Baseline (%)
100
80
60
40
20
0
-20
-40
-60
-80
-100
20% tumor growth
30% tumor reduction
0
5
10
Time Since Treatment Initiation (months)
Cohort - Dose Level
A1: NONSQUAMOUS NSCLC - 0.60 mg/m2
A2: NONSQUAMOUS NSCLC - 0.45 mg/m2
B1: SQUAMOUS NSCLC - 0.60 mg/m2
B2: SQUAMOUS NSCLC - 0.45 mg/m2
Patient off study drug

Phase 2/3 Registrational Trial: EIK1001 in Combination with Pembrolizumab for Stage 4 NSCLC

We recently initiated site selection for a global Phase 2/3 registrational trial of approximately 750 patients to measure efficacy and safety of EIK1001 in combination with pembrolizumab and chemotherapy versus placebo with pembrolizumab and chemotherapy for the treatment of patients with stage 4 NSCLC. The FDA has allowed us to proceed with this trial. We anticipate dosing the first patient in this trial in the second half of 2026.

Figure 10: Trial design of EIK1001 Phase 2/3 registrational trial in NSCLC.

* In all arms, pembrolizumab is administered at a dose of 200mg (Q3W) according to label. | Abbreviations: NSCLC = non-small cell lung cancer; NSQ = non-squamous NSCLC; PD-L1 = programmed death-ligand 1; pts = participants; QW = once weekly; Q3W = once every 3 weeks; SQ = squamous NSCLC.

1. Participants enrolled in Phase 2 will continue treatment during Phase 3.

2. Participants enrolled in Phase 2 will be included in all analyses for Phase 2 and Phase 3.

3. Dose allocation will not be unblinded; thus, participants in the arm where the dose was not selected during Dose Selection will continue treatment at the originally assigned dose.

Completed Phase 1 Development

Phase 1 trials of our TLR 7/8 dual-agonists, which were completed by our licensor, Seven and Eight, were conducted at NCCN-designated cancer centers in the United States.

EIK1001 in Combination with Pembrolizumab

In a Phase 1 open-label, dose-escalation trial of EIK1001 as a monotherapy, and in combination with pembrolizumab, 87 patients with advanced solid tumors with a median of three prior treatment regimens were allocated into treatment groups and received escalating doses of EIK1001 as a monotherapy, or in combination with pembrolizumab.

In the EIK1001 monotherapy dose-escalation phase, among 35 participants in the efficacy analysis population, two (6%) experienced PR, and 14 (40%) experienced disease control, or DC, which included CR, PR, and stable disease, or SD. The two confirmed responders received EIK1001 at or above the 0.75 mg/m2 dose level, and the duration of response, or DOR, was two and eight months, respectively. These two participants received prior anti-PD-1 or anti-PD-L1 therapy. Among the 12 participants with best response as SD, one had duration of stable disease, or DOSD, of 15 months and three had a DOSD of six months. Figures 11, 12, and 13 further illustrate the details.

Figure 11: Observed best percentage change from baseline in target lesions and overall response for patients receiving EIK1001 monotherapy.

Figure 12: Observed time on study treatment and response by immune-related Response Evaluation Criteria in Solid Tumors, or irRECIST, in each dose level group receiving EIK1001 monotherapy.

Subjects Received Drug
01-08
05-05
05-06
01-02
01-09
02-03
05-04
03-03
02-04
05-07
03-06
01-03
03-05
02-05
03-04
02-06
01-12
03-02
05-08
02-11
01-10
03-07
01-11
05-01
01-04
02-14
05-02
01-06
02-13
02-07
02-01
02-15
03-10
03-09
02-12
03-01
-1
0
1
2
3
4
5
6
7
8
9
10
11
12
13
14
15
16
17
Time Since Initiation of Treatment (Months)
Partial Response
Stable Disease
Progressive Disease
Confirmed PR
Last Dose
Death
Dose Level Group
0.3 mg/m²
0.45 mg/m²
0.6 mg/m²
0.75 mg/m²
1.0 mg/m²

Figure 13: Observed percentage change from baseline in target lesions in each dose level group receiving EIK1001 monotherapy.

Percent Change from Baseline > 100
Dose Level Group
0.3 mg/m²
0.45 mg/m²
0.6 mg/m²
0.75 mg/m²
20% tumor growth
30% tumor reduction
Patient off study drug
Change from Baseline (%)
Time Since Initiation of Treatment (Months)

In the combination dose-escalation and dose-expansion phases, among 50 participants in the efficacy analysis population, seven (14%) experienced an objective response (with three CR and four PR) and 24 (48%) were observed to have DC. The clinical activity observed in the combination arm is further illustrated below.

Figure 14: Observed best percentage change from baseline in target lesions and overall response for patients receiving EIK1001 in combination with pembrolizumab.

Best Overall Response
Progressive Disease
Confirmed CR
Partial Response
Confirmed PR
Stable Disease
20% Tumor growth
30% Tumor reduction
no prior anti-PD-1/PD-L1 therapy
prior anti-PD-1/PD-L1 therapy
Best (%) Change from Baseline
100
80
60
40
20
0
-20
-40
-60
-80
-100
Subject ID
03-14
04-01
01-23
01-15
03-15
01-17
05-29
01-18
03-18
05-23
05-24
02-18
05-26
05-18
02-22
05-16
01-19
03-12
05-10
02-17
04-02
02-16
05-25
04-04
01-13
05-12
05-13
02-21
02-19
01-14
02-25
03-11
01-21
03-21
01-16
02-24
05-11
05-15
03-17
01-20
03-13
03-20
01-24
05-09

In the combination arm, the following were also observed:

•
In combination with pembrolizumab, only a single response was observed in nine patients treated below 0.60 mg/m2 (one patient in the 0.30 mg/m2 treatment group).
•
With 0.60 mg/m2 EIK1001 in combination with pembrolizumab, 15 patients (46%) experienced disease control (defined as a PR, CR or SD). Two patients had an observed CR.
•
Duration of response at any dose in combination with pembrolizumab was three to 38 months.

These observations are further illustrated below.

Figure 15: Observed time on study treatment and response by irRECIST in each dose level group receiving EIK1001 in combination with pembrolizumab.

Complete Response
Partial Response
Stable Disease
Progressive Disease
Confirmed CR
Confirmed PR
Last Dose
Death
-2
0
2
4
6
8
10
12
14
16
18
20
22
24
26
28
30
32
34
36
38
40
42
44
46
Time Since Initiation of Treatment (Months)
Dose Level Group
0.3 mg/m² + Pembrolizumab
0.45 mg/m² + Pembrolizumab
0.6 mg/m² + Pembrolizumab
0.75 mg/m² + Pembrolizumab

Figure 16: Observed percentage change from baseline in target lesions in each dose level group receiving EIK1001 in combination with pembrolizumab.

EIK1001 in Combination with Atezolizumab

In a Phase 1 open-label, dose-escalation trial of EIK1001 in combination with atezolizumab, 41 patients with advanced solid tumors were allocated into treatment groups receiving escalating doses of EIK1001 in combination with atezolizumab, where DC was observed.

In the combination arm, the following were observed:

•
With 0.75 mg/m2 EIK1001 in combination with atezolizumab, 13 patients (54%) experienced DC. One patient had observed CR.
•
DOR in any dose in combination with atezolizumab was ten to 35 months.

Additional Observations

Clinical responses (including CR) were observed in the 128 heavily treated (mean of three prior treatment regimens), generally anti-PD-(L)1 unresponsive population evaluated in both Phase 1 trials of EIK1001 in combination with pembrolizumab and atezolizumab. Overall, a trend toward increased clinical activity at higher doses/exposure was observed, with a larger proportion of patients experiencing PRs or CRs at EIK1001 doses of 0.60 or 0.75 mg/m2 as both a monotherapy or in combination with pembrolizumab or atezolizumab.

Phase 1 Pooled Safety Data

A total of 128 patients received EIK1001 in Phase 1 trials, including 36 receiving EIK1001 monotherapy and 92 receiving a combination with either pembrolizumab or atezolizumab. Across these clinical trials, EIK1001 as a monotherapy or in combination with pembrolizumab or atezolizumab was observed to be well-tolerated. The proportion of AEs, TEAEs, TRAEs, and TEAEs of Grade 3 or higher observed were similar for EIK1001 monotherapy and in combination with pembrolizumab or atezolizumab, as illustrated below.

Figure 17: Pooled safety data of EIK1001 Phase 1 trials.

Following the observation of CRS, which were Grade 3 in two patients initially dosed based on body weight (mg/kg) of the first nine patients, a change was made to calculate dosing based on body surface area (mg/m2). Following this change in dosing approach, approximately 110 more patients were dosed in the remainder of the Phase 1 trials based on body surface area, and one patient experienced a Grade 3 CRS. No CRS events of Grade 4 or higher were observed at any point.

In general, a trend toward higher frequency of AEs with higher doses of EIK1001 was observed; specifically, in combination with pembrolizumab, a higher frequency of AEs was observed at 0.75 mg/m2 compared with 0.60 mg/m2. Of the 63 patients that experienced TEAEs of Grade 3 or higher across all doses in both studies, 22 patients experienced disease progression or malignant neoplasm progression. Per protocol, disease progression was reported as an AE, and death was reported as a SAE regardless of whether it was due to disease progression. Overall, serious TRAEs included CRS (three patients (2%)) and the following with one patient (1%) each: nausea, pancreatitis, stomatitis, fatigue, infusion-related reaction, diabetic ketoacidosis, hemiparesis, and bronchospasm.

The most common TEAEs observed in the monotherapy dose escalation phase were fatigue (ten patients (28%)), pyrexia (ten patients (28%)), chills (eight patients (22%)), disease progression (eight patients (22%)), anemia (seven patients (19%)), dyspnea (six patients (17%)), oedema peripheral (six patients (17%)), and vomiting (six patients (17%)). The most common TEAEs of Grade 3 or higher observed were disease progression (eight patients (22%)) and hypokalemia (two patients (6%)).

In combination with pembrolizumab, the most common TEAEs observed were fatigue (16 patients (31%)), pyrexia (15 patients (29%)), chills (15 patients (29%)), infusion-related reaction (eight patients (16%)), hypothyroidism (six patients (12%)), and CRS (five patients (10%)). The most common TEAE of Grade 3 or higher observed was fatigue (three patients (6%)), and one patient (2%) was observed to experience each of the following: blood alkaline phosphatase increase, CRS, hypertension, decreased joint range of motion, muscular weakness, pancreatitis, rash maculo-papular, skin plaque, and stomatitis.

In combination with atezolizumab during the dose escalation phase, the most common TEAEs observed were fatigue (eight patients (38%)), vomiting (seven patients (33%)), constipation (six patients (29%)), pyrexia (six patients (29%)), chills (five patients (24%)), dyspnea (five patients (24%)), and nausea (five patients (24%)). In the dose expansion phase, the most common TEAEs observed were fatigue (14 patients (54%)) and chills (12 patients (46%)), with seven patients (27%) observed to experience each of nausea and pyrexia, six patients (23%) observed to experience each of decreased appetite and vomiting, five patients (19%) observed to experience each of back pain, constipation, cough, and dyspnea, and four patients (15%) observed to experience each of anemia, diarrhea, and rash maculo-papular. One instance of CRS was observed. The most common TEAEs of Grade 3 or higher observed were anemia (three patients (15%)), fatigue (three patients (15%)), ascites (two patients (10%)), disease progression (two patients (10%)) and hyponatremia (two patients (10%)).

A total of 22 deaths were reported during the Phase 1 trials of EIK1001. None of these deaths were considered TEAEs for EIK1001 monotherapy or in combination with pembrolizumab or atezolizumab. Rather, deaths were related to disease progression or to AEs that were most likely the result of other pre-existing conditions.

EIK1003 & EIK1004

EIK1003 and EIK1004 are selective PARP1 inhibitors. These product candidates are designed to be selective for PARP1 while sparing PARP2, thereby promoting tumor regression by targeting the DNA damage response of cancer cells.

PARP Inhibition

Poly (ADP-ribose) polymerases, or PARPs, are a family of proteins involved in several cellular processes, including DNA repair. PARP proteins bind to DNA breaks and initiate auto-poly-ADP-ribosylation, or PAR; these PAR chains are the signal for DNA damage repair proteins to recognize the break and initiate repair. PARP inhibitors target the DNA damage response of cancer cells.

There are currently more than 15 PARP family members that have been identified, but PARP1 and PARP2 represent the best-characterized PARP family members and are responsible for the majority of PARP activity within cells. PARP1 is a critical sensor and signal transducer of DNA single-strand breaks, or SSBs, and functions as a DNA repair enzyme that promotes SSB repair through the base excision repair pathway. PARP1 rapidly detects and binds to DNA at the sites of SSBs, which stimulates PARP1 activation through an allosteric change in the structure of PARP1. PARP1 activation catalyzes a series of poly(ADP-ribosyl)ation, or PARylation, events that promote recruitment of various components of the repair machinery to SSB sites. The enzymatic activity of PARP2 can also be stimulated by DNA strand interruptions. PARP2 is involved in the process of chromatin remodeling, as well as DNA metabolism and repair, indicating a role in the cellular response to DNA damage and maintenance of genomic stability.

Inhibition of PARPs prevents the repair of common DNA SSBs, which leads to formation of double-strand breaks during DNA replication. Double-strand breaks in normal cells are repaired by homologous recombination, and normal cells are relatively tolerant of PARP inhibition. Cancer cells with deficiencies in the DNA damage repair pathway, or DDR, which are frequently observed in several cancers including ovarian, breast, prostate, and pancreatic cancer, may make associated tumors particularly sensitive to PARP inhibition. In particular, cancer cells with mutations in BRCA1/2, PALB2, RAD 51B, RAD 51C, RAD 51D, DSS1, RPA1, or CHK1 genes, key players in homologous recombination, are highly sensitive to PARP inhibition, a phenomenon called “synthetic lethality.”

Figure 18: Inhibition of PARPs prevents the repair of common DNA SSBs, which leads to formation of double-strand breaks during DNA replication.

SELECTIVE
EIK1003
PARP1
SINGLE-STRAND BREAK
DOUBLE-STRAND BREAK
PARP1 selectively trapped at single-strand breaks
Increased DNA double-strand breaks (DSBs)
NORMAL CELLS
HRRD
CELL SURVIVAL
CELL DEATH

Approved PARP inhibitors, such as olaparib, rucaparib, niraparib, and talazoparib, are generally designed to function with non-selective binding with similar potency against PARP1 compared with PARP2. However, we believe that the predominant antitumoral activity likely reflects PARP1 inhibition. Data suggests that PARP2 inhibition, which is common to all current first-generation PARP inhibitors, is linked to hematologic toxicities, particularly anemia. Emerging data on the mechanism of action of PARP inhibitors in cancer therapy have led to the development of next-generation PARP inhibitors with selectivity for PARP1, which could address toxicity issues related to PARP2 inhibition while maintaining anti-tumor activity.

Figure 19: With PARP1 selectively trapped at single-strand DNA breaks, PARP2 function is not inhibited.

Target Indications

For EIK1003, we are targeting the indications of ovarian, breast, prostate, and pancreatic cancer, where deficiencies in the DDR pathway are frequently observed. For EIK1004, which is designed to be CNS-penetrant, we are targeting indications with a focus on cancers with deficiencies in DNA damage repair that have metastasized to the brain, or primary brain malignancies in combination with alkylating agents.

Ovarian cancer is the second most common cause of gynecologic cancer death with 324,400 new cases and 206,800 deaths worldwide in 2022. Among several histopathologic entities in ovarian cancer, epithelial ovarian cancer, or EOC, accounts for approximately 85% to 90% of all ovarian malignant tumors, and high-grade serous ovarian cancer is the major subtype of EOC, accounting for more than 70% of the same population. The relative five-year EOC survival rate for all stages is approximately 50% in the United States, with approximately 75% and 31% for regional and distant metastatic disease, respectively. Primary peritoneal and fallopian tube cancers are treated in the same manner as EOC due to their similar clinical characteristics and origins. Approximately 22% to 25% of women diagnosed with EOC have a hereditary predisposition to the disease, with mutations in BRCA1 and BRCA2 or less common alterations in other homologous recombination genes included in the BROCA-Cancer Risk Panel. PARP inhibitor maintenance therapy has become the standard of care, especially for patients with BRCA1 and BRCA2 mutations.

Breast cancer was the second largest cause of global cancer incidence in 2022, with an estimated 2.3 million new cases, representing 12% of all cancer cases and 24% of all cases in women. Breast cancer is also the fourth leading cause of cancer mortality worldwide, with an estimated 665,700 deaths and relative five-year survival rate of 91% in the United States, with 87% and 32% for regional and distant metastatic disease, respectively. Approximately 10% to 15% of patients with breast cancer have inherited DNA mutations: BRCA1 and BRCA2 mutations are two important breast cancer susceptibility genes that are critical in the DNA damage response. They are detected in approximately 5% of unselected patients with breast cancer and in approximately 20% to 40% of patients with a positive family history of breast or ovarian cancer.

In the United States, prostate cancer is the leading cancer diagnosis among men, and the second leading cause of cancer death among men, based on the National Cancer Institute’s report of estimated diagnoses and deaths in 2025. In 2022, there were an estimated almost 1.5 million new cases and 396,800 deaths worldwide.

Globally, prostate cancer is predicted to increase to approximately 2.9 million new cases and approximately 700,000 deaths each year by the year 2040. Patients with advanced, recurrent, or metastatic prostate cancer who have never received androgen deprivation therapy, or ADT, (or are no longer receiving ADT for localized disease) with testosterone levels of at least 50 ng/dL are considered to have metastatic castration-sensitive prostate cancer, or

mCSPC. The relative five-year survival rate for prostate cancer is approximately 98% in the United States, dropping down to approximately 38% for distant metastases. In patients who become refractory to ADT treatment with castrate testosterone levels, the disease is then categorized as metastatic castration-resistant prostate cancer, or mCRPC.

Pancreatic cancer is the sixth leading cause of cancer-related deaths worldwide, with an estimated number of deaths of 467,400 in 2022. Pancreatic adenocarcinoma is the most common form of pancreatic cancer, as greater than 95% of malignant neoplasms in the pancreas arise from the exocrine portions of the gland (ductal and acinar cells) and demonstrate features consistent with adenocarcinoma. Of pancreatic adenocarcinomas, pancreatic ductal adenocarcinoma is the most common, and one of the most aggressive and lethal malignancies. Pancreatic cancer has a relative five-year survival rate of less than 13% in the United States for all stages, with approximately 16% and 3% for patients with regional or distant metastatic disease, respectively.

Limitations of Existing Treatment Options

PARP inhibition has been explored to induce a synthetically lethal state in cancers with genotypic defects of single-strand DNA repair. Non-selective PARP inhibitors tend to produce myelosuppression, which is bone marrow suppression, or a condition where the bone marrow’s ability to produce immune and blood cells is reduced. Consequently, limitations include:

•
Inability to Combine Non-selective PARP Inhibitors with Other Therapies: Due to toxicity of non-selective PARP inhibitors, combination with chemotherapy, which can also suppress the bone marrow, has generally not been feasible, and non-selective PARP usage has historically been limited to a maintenance paradigm, after completion of chemotherapy.
•
Hematological Toxicities: In non-selective PARP inhibitor-treated patients, commonly observed toxicities include anemia, thrombocytopenia, and neutropenia, which often lead to dose reductions, dose delays, treatment interruptions, or early discontinuation. These effects reduce relative dose intensity and potentially adversely affect clinical outcomes.

Our Solution: EIK1003 and EIK1004

EIK1003 is designed to be a novel selective PARP1 inhibitor and is in clinical development as a monotherapy and/or in combination with existing cancer treatments. EIK1004 is designed to be a novel selective PARP1 inhibitor capable of penetrating the CNS. We believe EIK1003 and EIK1004 have the potential to overcome the limitations of non-selective PARP inhibitors, and thereby potentially improve clinical outcomes, in the following ways:

•
Enable combination therapy: Having the ability to use EIK1003 and EIK1004 in combination with chemotherapy could allow for earlier use in the treatment paradigm as opposed to maintenance therapy only.
•
Reduce hematologic toxicity: Whether in a maintenance or treatment paradigm, EIK1003 and EIK1004 have the potential to reduce hematologic toxicity compared to non-selective PARP inhibitors. Even in a maintenance paradigm, EIK1003 and EIK1004 have the potential to allow for improved relative dosing intensity, potentially enabling patients to remain on treatment longer before disease progression.

Ongoing Phase 1/2 Trial: EIK1003 in Monotherapy and in Combination with Androgen Receptor Pathway Inhibition and Chemotherapy

We commenced a global Phase 1/2 trial of EIK1003 in 2023. This trial is an open-label, multi-center, dose-escalation, dose-optimization, and dose-expansion trial designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and antitumor activity of EIK1003 as a monotherapy and in combination with anti-cancer agents in patients with advanced solid tumors. The trial is being conducted globally at sites in the United States, Australia, China, South Korea, Canada and the European Union.

Part 1 of this clinical trial is conducted in three cohorts, as illustrated below.

Figure 20: Trial design of Part 1 of EIK1003 Phase 1/2 trial.

An intermediate dose level (IDL) of 60 mg was added to Cohort 1A following the SMC review of the data after 160 mg dosing was completed

Cohort 1A of Part 1 is a monotherapy dose escalation of EIK1003 enrolling approximately 70 patients with advanced ovarian, breast, prostate, or pancreatic cancer with one of the following set of genetic mutations: BRCA1, BRCA2, PALB2, RAD 51B, RAD 51C, or RAD 51D.

Cohort 1B of Part 1 is a combination regimen dose escalation of EIK1003 in combination with abiraterone and prednisone enrolling approximately 40 patients with mCRPC, and mCSPC, with one of the following genetic mutations: BRCA1, BRCA2, PALB2, ATM, ATR, CDK12, CHEK2, FANCA, MLH1, MRE11A, NBN, RAD51B, RAD51C, or RAD51D.

Cohort 1C of Part 1 of this trial is a combination regimen dose escalation of EIK1003 in combination with paclitaxel chemotherapy enrolling approximately 40 patients with platinum-resistant ovarian and breast cancer in a genetically unselected population.

We are actively planning further development of EIK1003 in combination with other treatments, including platinum and paclitaxel therapy, with the initiation of Cohort 1D evaluating this combination in breast and ovarian cancer anticipated in the second half of 2026.

Cohort 1A: EIK1003 Monotherapy

Cohort 1A evaluated EIK1003 monotherapy in patients with advanced solid tumors, including ovarian, breast, prostate or pancreatic cancer with selected genotypic mutations using a Bayesian Optimal Interval, or BOIN, dose escalation design. The primary objectives are to assess safety and tolerability of EIK1003 and to determine the MTD (or maximum administered dose, or MAD) and recommended dose(s) for expansion, or RDE. Secondary objectives include preliminary assessment of anti-tumor activity and characterization of pharmacokinetic, or PK, parameters.

As of October 27, 2025, dose escalation in Cohort 1A had been completed with 65 patients enrolled across six ascending dose levels ranging from 10mg to 160mg. While dose-limiting toxicities were observed at the higher dose levels of 80mg and 160mg, an MTD was not formally established.

Overall, hematologic toxicity was observed to be minimal. The most common TEAEs of any grade included nausea (42% (27/65)), fatigue (32% (21/65)), and tachycardia (32% (21/65)). High-grade (Grade ≥3) anemia and neutropenia events were infrequent, occurring in 9% (6/65) and 8% (5/65) of patients, respectively (see Figure 23).

DLT events of sinus tachycardia were observed at the highest dose levels (two in the 80mg backfill dose level and one in the 160mg dose level). The observed hematologic profile for EIK1003 represents a potential differentiation from non-selective PARP1/2 inhibitors, which are typically associated with higher rates of hematological toxicities in published studies.

We also observed clinical activity across dose levels evaluated, with evidence of target lesion size reduction and durable responses in Figure 24. In the RECIST-evaluable population (n=49), the ORR was 14% (7/49). When analyzed by tumor type, ORRs were 13% (2/16) in breast cancer patients and 15% (4/27) in ovarian cancer patients (Figure 25). Notably, the ORR in PARPi naïve patients was 31% (5/16), suggesting enhanced activity in a PARPi naïve population.

While we believe these preliminary observations are encouraging, the Phase 1/2 study design was not powered to definitively assess for efficacy. Any conclusions regarding response rate trends or clinical activity will require confirmation in a larger, adequately powered and controlled pivotal Phase 3 study.

Dose Optimization Strategy and Regulatory Alignment

Following completion of Cohort 1A dose escalation, we reached agreement with the FDA on a dose optimization strategy for Part 2 of the trial. Part 2 will evaluate two dose levels, 20 mg and 60 mg, to determine the appropriate Recommended Phase 2 Dose, or RP2D, for EIK1003. Approximately 30 PARPi-naïve, HER2-negative breast cancer patients will be enrolled at each dose level. As of the date of this Annual Report, we have begun dosing patients for Part 2 of this trial.

Figure 21: Summary of AEs observed for Cohort 1A (Monotherapy) of EIK1003 Phase 1/2 trial as of October 27, 2025.

Figure 22: Summary of TEAEs (all grade >15%) by type observed in Cohort 1A (Monotherapy) of EIK1003 Phase 1/2 trial as of October 27, 2025.

Figure 23: Summary of Grade 3+ TEAE (>2%) observed in Cohort 1A (Monotherapy) of EIK1003 Phase 1/2 trial as of October 27, 2025.

Figure 24: Best percentage change from baseline observed in target lesions by dose level in Cohort 1A (Monotherapy) of EIK1003 Phase 1/2 trial as of October 27, 2025.

Figure 25: Observed best percentage change from baseline in target lesions by tumor type in Cohort 1A (Monotherapy) of EIK1003 Phase 1/2 trial as of October 27, 2025.

Figure 26: Observed time on study treatment and response by RECIST 1.1 in Cohort 1A (Monotherapy) of EIK1003 Phase 1/2 trial as of October 27, 2025.

Cohort 1B: EIK1003 in Combination with Abiraterone+Prednisone

Cohort 1B is evaluating EIK1003 in combination with abiraterone acetate and prednisone in patients with mCRPC and mCSPC with selected genotype mutations using a BOIN dose escalation design. The primary objectives are to assess safety and tolerability of EIK1003 when combined with standard doses of abiraterone (1000mg daily) and prednisone (either 5mg twice daily or once daily), and to determine the MTD (or MAD) and RDE for the combination. Secondary objectives include assessment of anti-tumor activity and characterization of PK parameters for the combination.

As of October 27, 2025, dose escalation in Cohort 1B was ongoing. As of that date, 12 patients had been enrolled across three completed dose levels (10mg to 40mg) with patients being enrolled at the 60mg dose level.

No DLTs had been reported as of October 27, 2025 (Figure 27), suggesting EIK1003 can be combined with abiraterone and prednisone in metastatic prostate cancer patients.

We have observed preliminary clinical activity in this combination, with evidence of both RECIST responses and PSA declines. Activity was observed starting at the lowest dose level of 10mg of EIK1003, with three RECIST PRs (two confirmed, one unconfirmed), and three PSA 50 responses (≥50% decline from baseline), as depicted in Figure 28 and Figure 29, respectively.

Given the ongoing nature of dose escalation, these data are preliminary and patient numbers are limited. Any conclusions regarding response rate trends of clinical activity will require confirmation in a larger, adequately powered and controlled pivotal study. We anticipate completing dose escalation in Cohort 1B in the second half of 2026, at which point we will determine whether to advance this combination further in development.

Figure 27: Summary of AEs observed for Cohort 1B of EIK1003 Phase 1/2 trial as of October 27, 2025.

Figure 28: Observed best percentage change from baseline in target lesions by dose level in Cohort 1B of EIK1003 Phase 1/2 trial as of October 27, 2025.

Figure 29: Observed PSA reduction from baseline by dose level in Cohort 1B of EIK1003 Phase 1/2 trial as of October 27, 2025.

Cohort 1C: EIK1003 in Combination with Paclitaxel

Cohort 1C is evaluating EIK1003 in combination with paclitaxel in patients with platinum-resistant ovarian cancer and breast cancer in an unselected population using a BOIN dose escalation design. This cohort is designed to establish proof-of-concept for the combinability of selective PARP1 inhibitors with chemotherapy, an approach that has been historically challenging with non-selective PARP inhibitors due to overlapping hematologic toxicities. The primary objectives are to assess safety and tolerability of EIK1003 when combined with weekly paclitaxel and to determine the MTD (or MAD) and RDE of the combination. Paclitaxel is administered weekly at 80 mg/m2 intravenously with appropriate supportive care measures, including granulocyte colony-stimulating factor, or G-CSF, as needed. Secondary objectives include assessment of anti-tumor activity and characterization of PK parameters for the combination.

As of October 27, 2025, dose escalation in Cohort 1C was still ongoing. As of that date, 37 patients had been enrolled across four dose levels (10mg to 60mg) with patients being enrolled at the 60mg dose level. The safety profile was generally consistent with the known toxicity profiles of paclitaxel and EIK1003 monotherapy, with AEs managed through standard medical interventions including dose delays, dose modifications, and growth factor support, as clinically indicated, suggesting the potential for EIK1003 to be combined with paclitaxel in platinum-resistant ovarian cancer patients and breast cancer patients when appropriate supportive care measures are employed.

With supportive care measures up to the 40mg dose level, no DLTs have been reported. At the 60mg dose level, safety assessment is still ongoing. Conclusions regarding the optimal dose of EIK1003 for combination with paclitaxel will be informed by the totality of safety, PK/pharmacodynamics, or PD, and efficacy data across all the dose levels evaluated.

Cohort 1C was designed as a proof-of-concept cohort to evaluate the combinability of EIK1003 with chemotherapy and was not designed or powered to establish efficacy. However, of the 17 evaluable patients as of October 27, 2025, we have observed clinical activity in the combination, including four PRs (three confirmed, one unconfirmed), and one CR across multiple dose levels, as depicted in Figure 30 and Figure 31, respectively. DOR data are still maturing in Cohort 1C.

Given the ongoing nature of dose escalation, these data are preliminary and patient numbers are limited. Any conclusions regarding response rate trends of clinical activity will require confirmation in a larger, adequately powered and controlled pivotal study. In the second half of 2026, we anticipate completing dose escalation in Cohort 1C and plan to read out data from existing cohorts (1A, 1B, and 1C). We are actively planning further development of EIK1003 in combination with other treatments, including platinum and paclitaxel therapy, with initiation of Cohort 1D evaluating this combination in breast and ovarian cancer anticipated in the second half of 2026.

Figure 30: Observed best percentage change from baseline in target lesions by dose level in Cohort 1C of EIK1003 Phase 1/2 trial as of October 27, 2025.

Figure 31: Observed best percentage change from baseline in target lesions by tumor type in Cohort 1C of EIK1003 Phase 1/2 trial as of October 27, 2025.

Figure 32: Observed time on study treatment and response by RECIST 1.1 in Cohort 1C of EIK1003 Phase 1/2 trial as of October 27, 2025.

Tumor Type
Epithelial Ovarian
Breast
Other
Unknown
Overall Response + More
Complete Response
Partial Response
Stable Disease
Progressive Disease
Confirmed CR
Confirmed PR
On Treatment
Death
0
1
2
3
4
5
6
7
8
9
10
Time Since Initiation of Treatment (months)

Figure 33: Summary of AEs observed for Cohort 1C of EIK1003 Phase 1/2 trial as of October 27, 2025.

EIK1003 Preclinical Data

Our licensor for EIK1003 and EIK1004, Impact Therapeutics (Shanghai) Inc., or Impact, conducted preclinical studies to examine the pharmacological, pharmacokinetic/toxicokinetic, and toxicological profiles of EIK1003, and we believe the preclinical data support the potential of EIK1003 as a selective PARP1 inhibitor, with potential to be used as a monotherapy or in combination with chemotherapy or with androgen pathway receptor inhibitors to reduce tumor size. Overall, EIK1003 was observed to demonstrate potent and selective in vitro activity. In preclinical studies, EIK1003 was observed to be approximately 600-fold more selective on PARP1 over PARP2 for biochemical inhibition and greater than 20 thousand-fold on PARP1 over PARP2 for DNA trapping.

From preclinical studies, EIK1003 was observed to inhibit colony formation in BRCA2 knock-out human colon cancer cell line, DLD1, with an IC50 value of 0.23 nM, but not in the wild-type DLD1. Similarly, EIK1003 was observed to cause significant growth inhibition in the human ovarian cancer cell line (UWB1.289 BRCA1m) with the IC50 value of 8.38 nM, but not in UWB1.289 with BRCA overexpression, indicating that BRCA expressing cell lines are resistant to the EIK1003 treatment. A good inhibitory effect on the proliferation of a triple-negative breast cancer cell line (MDA-MB-436) with the IC50 value of 1.20 nM was also observed.

EIK1003 was observed to exhibit significant tumor growth inhibition, or TGI, in MDA-MB-436, a breast cancer cell line xenograft model in female BALB/c nude mice and non-obese diabetic severe combined immunodeficiency, or NOD-SCID, mice. The minimum efficacious dose in both models was 0.1 mg/kg when administered orally for four weeks with TGI of at least 82%. Furthermore, tumor regression in NOD-SCID mice approximately 28 and 40 days after drug withdrawal at 1 and 10 mg/kg doses of EIK1003, respectively, was observed. The graph set forth below further illustrates the clinical activity of EIK1003 in relation to TGI.

Figure 34: Tumor growth inhibition of 122% observed for EIK1003 in MDA-MB-436 Xenograft model at 0.5mg/kg.

Absorption, distribution, metabolism, and excretion studies have evaluated potential human exposure and potential for drug-drug interactions. A complete preclinical toxicology package has been assembled. There was no observed effect level on the CNS and respiratory system after a single oral administration of EIK1003 (5, 10, and 15 mg/kg) in rats was 15 mg/kg. EIK1003 had no effects on cardiovascular function in a telemetry study in dogs after single oral doses (1, 3, and 10 mg/kg), except for a decrease in blood pressure and an increase in the heart rate at doses of at least 3 mg/kg. The above changes recovered at 24 hours after administration (except for the heart rate changes in females at 10 mg/kg).

Additionally, adequate target coverage was observed upon both single and repeat dosing from 10 to 80 mg in pharmacokinetic studies, as illustrated below.

Figure 35: Greater than 24 hour half-life for EIK1003 in single dose.

Single-Dose EIK1003
Unbound Plasma Concentration EIK1003 (ng/mL)
100
10
1
0.1
0 1 2 3 4 8 12 24 48 72 96
Nominal Time (hr)
DL5 (160mg), n=3
DL4 (80mg), n=5
IDL3 (60 mg), n=1
DL3 (40 mg), n=3
DL2 (20 mg), n=3
DL1 (10 mg), n=3
MDA-MB435 IC95

Mean ± SD shown
DL: Dose Level
IDL: Intermediate Dose Level

EIK1004

In addition to our development of EIK1003, we have commenced a first-in-human program to evaluate EIK1004 as a highly selective PARP1 inhibitor capable of penetrating the CNS. In so doing, we believe EIK1004 offers the possibility of treating cancers metastatic to the brain with appropriate genotypic abnormalities. In addition, we may also explore the application of EIK1004 for the treatment of patients with primary brain malignancies in combination with alkylating agents.

Target Indications

Tumors that metastasize to the brain are problematic, as many approved therapies lack the ability to penetrate the blood-brain barrier. Of the tumor types that are particularly sensitive to PARP inhibition, breast cancer has the highest rate of brain metastases, with approximately 15 to 20% of patients developing CNS metastases during the course of their disease. This incidence of brain metastases is increasing due to the longer survival of breast cancer patients. Additionally, there is emerging clinical evidence that suggest the prevalence of homologous recombination deficiency is increased in brain metastases caused by a primary breast cancer, making this a key potential population to develop a brain-penetrant selective PARP1 inhibitor.

Additionally, primary brain malignancies, such as malignant gliomas, have been shown preclinically to be sensitive to PARP inhibition in combination with a DNA damaging chemotherapy, temozolomide, or ionizing radiation.

Ongoing Clinical Development of EIK1004

We are conducting a Phase 1/2 trial of EIK1004 as an open-label, multicenter, dose-escalation and dose-optimization trial designed to investigate the safety and tolerability, PK, PD, and the preliminary antitumor activity of EIK1004 in patients with advanced solid tumors, including in patients with or without active brain metastases. The study is being conducted at sites in the United States, Canada, South Korea, China, Australia, and the European Union. Our goal in Part 1 is to establish the MTD, and/or recommended doses for expansion for EIK1004 for subsequent dose optimization in Part 2. This trial is also designed to explore potential biomarkers of EIK1004, which may correlate with its clinical activity.

Part 1 is a monotherapy dose escalation of EIK1004 enrolling approximately 70 patients with advanced ovarian, breast, prostate, or pancreatic cancer, with or without active brain metastases, with one of the following set of genetic mutations: BRCA1, BRCA2, PALB2, RAD51B, RAD51C, or RAD51D.

The design of this clinical trial is illustrated below.

Figure 36: EIK1004 clinical trial design.

DL = dose level; HER2 = human epidermal growth factor 2; PARPi = poly-ADP-ribose polymerase inhibitor; RP2D = recommended Phase 2 dose. Note: For Part 1, dose levels of 240 mg and 360 mg may be enrolled (intermediate doses may also be employed if deemed appropriate by safety monitoring committee). For Part 2, participants will be randomized to dose levels with an equal ratio.

Part 1 evaluates EIK1004 monotherapy in patients with advanced solid tumors, including ovarian, breast, prostate, or pancreatic cancer, with or without active brain metastases, with selected genotypic mutations using a BOIN dose escalation design. The primary objectives are to assess safety and tolerability of EIK1004 and to determine the MTD (or MAD) and RDE. Secondary objectives include preliminary assessment of anti-tumor activity and characterization of PK parameters.

As of October 27, 2025, dose escalation in Part 1 was ongoing. As of that date, sixteen patients had been enrolled across three dose levels ranging from 10mg to 40mg, and no DLTs had been reported (Figure 37). We observed preliminary activity in the monotherapy dose escalation, with an unconfirmed PR observed at the 10mg dose level.

Given the ongoing nature of dose escalation, these data are preliminary and patient numbers are limited. Any conclusions regarding response rate trends of clinical activity will require confirmation in a larger, adequately powered and controlled pivotal study. We anticipate completing dose escalation for EIK1004 in the second half of 2026, dependent on reaching a MTD, at which point we will review the totality of safety, PK/PD, and efficacy data from Part 1 to determine the appropriate doses for further optimization in Part 2 of the study. Based on this data, we may also initiate further studies in metastatic CNS disease.

Figure 37: Summary of AEs observed in Part 1 (Monotherapy) for EIK1004 as of October 27, 2025.

Figure 38: Observed best percentage change from baseline in target lesions by dose level and tumor type for EIK1004 Part 1 as of October 27, 2025.

100
80
60
40
20
0
-20
-40
-60
-80
-100
Best Overall Response + More
Partial Response
Stable Disease
Progressive Disease
PARPi Naive
Cohort - Dose Level
Part 1 - DL1-EIK1004 10 mg
Part 1 - DL2-EIK1004 20 mg
Tumor Type
Ovary
Breast
Pancreatic

EIK1004 Preclinical Activities

A set of in vitro and in vivo pharmacology studies were conducted to characterize the potency, selectivity, and efficacy of EIK1004. Overall, potent and selective in vitro activity was observed for EIK1004. In preclinical studies, our molecule was observed to be approximately 850-fold more selective on PARP1 over PARP2 for biochemical inhibition and greater than fifty thousand-fold on PARP1 over PARP2 for DNA trapping.

Absorption, distribution, metabolism, and excretion studies have evaluated potential human exposure and the potential for drug-drug interactions. A complete preclinical toxicology package has been assembled. The following graph illustrates the strong clinical activity of EIK1004 observed in an orthotopic brain tumor model (MDA-MB-436).

Figure 39: Bioluminescence, or BLI, readings of EIK1004 up to 70 days after treatment.

The illustration below further confirms EIK1004’s capabilities of brain penetrance.

Figure 40: Demonstration of EIK1004 efficacy in tumors injected into the brain.

EIK1005

EIK1005, which we optimized in our laboratories using our technology platform, is designed to be a WRN helicase inhibitor that we believe has the potential to be an effective anti-tumor agent for MSI-high tumors by stimulating synthetic lethality.

In MSI-high tumors, mismatch repair deficiency, or dMMR, prompts alternative DNA repair pathways to be activated, including the WRN pathway. Inhibitors targeting WRN in cancer cells with MSI, have been shown to trigger DNA damage and subsequent cancer cell death by stimulating synthetic lethality (Figure 41).

MSI-high tumors have also been shown to be highly immunogenic, which has made these tumor types susceptible to immunotherapy treatment, such as anti-PD-(L)1 therapy. We believe the potential ability of WRN inhibitors to stimulate synthetic lethality to drive cancer cell death of MSI-high tumors, along with the inherent immunogenic properties of these tumors, suggest a WRN inhibitor could provide therapeutic benefit as a monotherapy, or in combination with immunotherapy, to improve treatment outcomes in patients with MSI-high or dMMR tumor types.

EIK1005 underwent extensive mechanistic studies leveraging our SMT system. This work led to an elucidation of the mechanism of inhibitor-induced protein degradation of WRN. In summary, WRN inhibition traps the helicase on chromatin, which leads to RNF4-mediated sumoylation, or post-translational modification where a small ubiquitin-like modifier, or SUMO, protein is covalently attached to a target protein, followed by ubiquitination, or post-translational modification where the protein ubiquitin is attached, which tags the WRN protein for degradation by the proteosome (Figure 42).

Figure 41: WRN inhibition mechanism of action.

REPAIRED DNA
Cells go on growing and dividing
Cruciform secondary DNA structures form as a result of $(TA)_n$ expansion in
dMMR/MSI-HIGH CANCERS
WRN
WRN HELICASE RECRUITED
WRN HELICASE
Resolves these secondary DNA structures
WRN INHIBITION
Blocks repair
WRN
WRN INHIBITOR
UNREPAIRED DNA
Becomes fragmented and cells die

Figure 42: Schematic of WRN DNA repair mechanism and inhibition driven WRN degradation.

Ongoing Phase 1 Development of EIK1005

We completed a single-ascending dose-escalation Phase 1 trial in healthy volunteers which evaluated the safety, tolerability, and PK of EIK1005 in Australia.

In the first period of the study, we administered EIK1005 or placebo as a single dose to fasting healthy volunteers. In the second period, we administered EIK1005 (50mg) or placebo as a single dose under the fed state to evaluate potential food effect.

Figure 43: Trial design of EIK1005 Phase 1 trial in healthy volunteers.

Australia FIH – EIK1005-001 - Single Ascending Dose (SAD) (N ~ 48)

- *Monotherapy SAD in healthy volunteers*
- *EIK1005 administered orally as single dose*

Period 1
(Fasted)
Period 2
(Fed)
Additional DLs up to a max of
1500 mg EIK1005 or Placebo
DL6
EIK1005 1000 mg
or Placebo
DL5
EIK1005 800 mg
or Placebo
DL4
EIK1005 400 mg
or Placebo
DL3
EIK1005 200 mg
or Placebo
DL2
EIK1005 100 mg
or Placebo
DL1
EIK1005 50 mg or
Placebo
Crossover
One DL will be selected
for Period 2
DL*
EIK1005 or
Placebo
Double blinded placebo-controlled
6 active vs. 2 placebo for each cohort
Primary endpoints: AEs
Secondary endpoints: PKs
Exploratory endpoints: PDs

A total of 23 healthy volunteers participated in the trial, of which 17 received EIK1005 (11 participants at 50mg and six participants at 100mg) and six received placebo. After clearing the 50mg and 100mg dose levels, EIK1005 was observed to have a half-life of 9.4 days and we observed mild to moderate adverse events which were deemed unrelated to EIK1005. We also observed that EIK1005 can be taken without regard to food intake. We believe these findings support a starting dose in subsequent trials of EIK1005 at 50mg given once weekly in patients without regard to food.

Figure 44: Observed AE summary (all treated participants) for EIK1005 Phase 1 trial.

Figure 45: Observed AEs for participants in EIK1005 Phase 1 trial (incidence > 0% in one or more treatment groups) (all treated participants).

As of the date of this Annual Report, we have begun dosing patients in the Phase 1/2 trial of EIK1005. This trial is designed to assess pharmacokinetics and safety in EIK1005 monotherapy dose escalation in patients with advanced solid tumors. Dose escalation of EIK1005 in combination with pembrolizumab and subsequent dose optimization in monotherapy will be assessed in patients with advanced solid tumors that are MSI-high.

Preclinical Development of EIK1005

In a preclinical study, EIK1005 was administered orally at daily doses of 5, 15, or 30 mg/kg, in nude mice implanted with WRN-sensitive xenografts, and doses of 30, 90, or 180 mg/kg in mice with less WRN-sensitive xenografts. For all doses of EIK1005, we observed statistically significant tumor inhibition, with TGI of at least 80% in the two higher dose groups in both WRN-sensitive and the less sensitive models.

Figure 46: Observed WRN degradation in the tumors from all EIK1005 dose groups, which triggered DNA damage and subsequent cancer cell death.

A complete preclinical toxicology package has been assembled. In toxicology studies, EIK1005 was administered orally at daily doses of 28, 90, or 280 mg/kg in rats and 14, 45, and 140 mg/kg in dogs, in each case for 28 days. In the rat 28-day study, no AEs were observed up to 90 mg/kg/day. In the dog 28-day study, vomiting and diarrhea was observed in a dose-responsive manner across all dose groups, with no AEs observed up to 45 mg/kg. The no adverse event level in dogs was used in determining the starting dose in the first-in-human study.

Androgen Receptor Inhibitors

In addition to EIK1005, we have used our technology platform to identify and initiate preclinical development of our AR program for the treatment of patients with prostate cancer. We believe our approach can address many of the limitations associated with approved AR inhibitors, namely the emergence of clones of resistant tumor cells, many of which have sustained mutations in one or more AR alleles that permit expression of an altered AR variant that no longer binds the AR inhibitor, or the emergence of tumor clones that express a splice variant of AR, such as ARv7, that lacks an androgen-binding domain and is constitutively active, even in the absence of androgen. These tumor cells are less sensitive to either androgen deprivation or conventional AR inhibitors.

As a hormone-regulated malignancy, prostate cancer depends on AR signaling for disease development. Although androgen deprivation therapy, or ADT, is effective in alleviating tumor burden during early stages of disease, virtually all disease presentations rapidly develop into mCRPC. While second generation anti-androgen drugs such as enzalutamide and abiraterone have provided clinical benefits for mCRPC treatment, primary or secondary resistance to these drugs is common in patients and eventually leads to lethal disease progression. Therapy-resistant cancer cells remain highly dependent on sustained AR signaling resulting from mechanisms such as AR amplification, mutations, the expression of AR splice variants, or activation by alternative co-activators.

AR Program

Our AR program is focused on optimizing a molecule that can bind to the AR and inhibit signaling that is otherwise stimulated by androgens. Use of our technology platform has permitted us to apply ML and computational chemistry to develop novel molecules that target both the wild-type AR, referred to as the normal form, as well as several predominant, clinically-observed AR variants.

EIK1006

EIK1006 is our second internally derived clinical candidate and is being investigated as a potential next- generation AR antagonist with activity against multiple clinically emergent variants of AR. We believe EIK1006 has the potential to bind to the LBD of AR and block its nuclear translocation, thereby inhibiting AR transcriptional activity and downstream signaling. EIK1006 is structurally differentiated from currently available AR antagonists. We expect to submit an IND for EIK1006 in the first quarter of 2027.

ARv7

Our ARv7 program, in contrast, focuses exclusively on an intrinsically disordered splice variant of AR known as ARv7. This splice variant lacks the ability to bind to testosterone and is constitutively active, thereby consistently delivering a signal that promotes tumor cell growth, even in the absence of androgen stimulation. Using our technology platform, we have identified multiple chemical series that change the motion of ARv7, and have defined representatives of these series that block cancer cell growth, including tumor growth in animal models

For both EIK1006 and ARv7, we intend to continue to investigate and develop these preclinical programs for clinical suitability and readiness as appropriate.

Our Technology Platform

Traditional pharmaceutical research and development has been undermined by an exponential decline in productivity for more than six decades. This inefficiency results from several factors, the most important of which is the inability to develop robust models that can help to identify effective drug targets. Traditional biochemical studies, which form the bedrock of pharmaceutical discovery efforts, examine the effects of therapeutic candidates in highly contrived, often in vitro, settings that do not adequately resemble the environment where they must perform in human patients. Most biological processes involve interactions among multiple proteins and protein complexes within cells. These interactions form the control elements that regulate intracellular biochemical reactions. It is no surprise, then, that in general drugs act by modulating the interactions among many different proteins in the cell types where they exert their effects. To improve productivity in the discovery of new therapeutics, we regard the interrogation and analysis of protein interactions, as they occur within living cells, as essential. Using advanced imaging techniques, by screening for compounds that affect the motion of a target protein, especially as this motion relates to the interactions of the target protein with other proteins in the cell, we can obtain compounds that modulate the function of these proteins. Moreover, our instruments can be used to characterize the interactions among proteins inside living cells from human cell lines, providing the basis for identifying novel targets that can be exploited to generate important new medicines.

Our technology platform produces an extraordinary amount of high quality, consistent, and high dimensional data that illuminates the biochemical machinery of living cells. We analyze these data using ML approaches to identify ways of modifying the assembly and disassembly of regulatory circuits. Because we can evaluate the behavior of proteins in living cells, we can pursue drug targets that are challenging to interrogate. Our aim is to explore novel targets as parts of multi-molecular complexes that have yet to be therapeutically exploited.

The reliability of AI and ML depends in part on the quality and relevance of the data available for training and analysis. While there are other companies applying AI and ML to biological data in drug development, we believe the quality, quantity, and biological relevance of our data derived from single molecule tracking provides us with an advantage: we assemble high-precision data sets that can generate meaningful and differentiated insights.

Components of Our Platform

We are integrating advanced engineering, AI and ML with traditional biology research, designed to accelerate research and development productivity, and to build novel tools that permit us to study biology in living systems. Our technology platform is centered around our proprietary SMT system, integrating tools such as custom-engineered super-resolution microscopy, bespoke automation, advanced data science, and software packages capable of processing petabyte-scale datasets.

Figure 47: We approach drug development using our platform’s cycle of advanced science and novel technology.

Single Molecule Tracking

We have built a proprietary drug discovery system called single molecule tracking centered on live-cell imaging. Our proprietary SMT system enables real-time visualization and quantitative analysis of protein dynamics at the single molecule level with 30 nanometer spatial resolution and low-millisecond time resolution. This high-resolution, kinetic, and spatially resolved approach significantly enhances our ability to interrogate biology broadly, and across disease therapeutic areas, by achieving what we believe to be a differentiated understanding of protein function, localization, and interaction states under physiologic conditions.

The images below show protein activity captured using our proprietary SMT system. With the use of high throughput screening, we can generate clean images suitable for interpretation. The rate of protein motion is quantified and displayed based on its diffusion coefficient, which conveys information about protein activity and mechanism. Each of our microscopes is capable of capturing over 100,000 protein motion events in 1.5 seconds and our fleet can generate up to one petabyte of high quality, consistent and high dimensional data each day.

Figure 48: Single molecule tracking captures the real-time dynamics of individual proteins at scale.

Capture protein motions across hundreds of cells
individual detected protein
Protein tracks can be used to understand how fast or slow a protein is moving, and where in the cell that motion is occurring. These insights allow us to infer functional activity.
Tracking each protein and measuring its motion parameters
protein track

Bespoke Automation

To measure protein motion with precision at single molecule resolution across millions of cells per day, we had to build additional bespoke tools, including hardware, software, consumables, and reagents, because such tools were not otherwise available. These tools include our proprietary oblique line scanning illumination and detection modality, automated high throughput screening systems, and proprietary algorithms and software, which we use to interpret the protein motion events detected by our proprietary SMT system. Having automated systems run by robotics allows them to operate around the clock and greatly reduces the introduction of human errors.

Data Science, ML, and AI

The technical foundation of our platform is supported by proprietary AI, ML, and bioinformatics tools that extract biologically meaningful features from complex trajectory data, such as diffusion coefficients, dwell times, and interaction clustering. Our computational tools can calculate protein concentration in sub-cellular compartments, contextualize data generated from our proprietary SMT system, and identify biological activity, thereby yielding significant biological insights. Additionally, cell morphology data is analyzed to further contextualize the cellular state in which protein motion measurements are being made.

Further, because our datasets are precise and reproducible, we can use the data to make better predictions about structure-activity relationships. Therefore, as we use our platform, we improve the predictive ability of our algorithms.

Software Engineering

Operating our platform and interpreting the insights generated by our proprietary SMT system and other computational tools requires purposeful software development. We have robust software engineering capabilities driven by expert teams. Our engineers collaborate closely with our drug development scientists, chemists, biologists, and the end users of our platform, providing dynamic feedback that enables our engineers to maximize our platform’s utility and output.

Leveraging our Platform for Research and Development

Our platform enables more informed drug research and development in the following ways:

•
Identify and validate novel targets: Even if a specific protein is deemed difficult to target, understanding its frequent interactions with other proteins creates the possibility of targeting those associated proteins to achieve the desired therapeutic effect. Our ability to map certain protein interactions enables us to identify novel targets for drug discovery, and to validate their roles in disease pathology.
•
Elucidate mechanisms of action: We systematically assess mechanisms of action through real-time, single molecule analysis of on-target and off-target interactions. We believe gaining this more complete picture of molecular function aids in the most appropriate clinical use of the identified molecules and in the identification of clinically relevant biomarkers.
•
Accelerate the identification and nomination of drug candidates: Both through high throughput screening and structure-activity relationship cycles, we leverage single molecule tracking to enable a more informed approach to identifying and optimizing chemical matter for drug-like properties. In this way, we generate chemical matter that we believe has an improved probability of technical and regulatory success. Our beliefs about this more informed approach and improved probability of success are based on our use of human-derived cells to obtain direct measurements of changes in protein behavior. The extensive data we generate can reveal overlooked or previously unseen interactions that can be leveraged for new therapeutics. By using internal data-driven predictive chemistry, supported by both computational and wet lab tools that can facilitate lead optimization, we believe we are positioned to profile new molecular entities in a way that can accelerate the overall drug development process. For example, we have advanced EIK1005, our WRN product candidate, from initial discovery research to nominating a development candidate in under 18 months. However, it is important to note that despite our efforts to accelerate the nomination of product candidates, we may not consistently be able to do so. Further, these investigational compounds will not become products until they demonstrate activity in adequate and well-controlled clinical trials with timelines similar to other product candidates and undergo a regulatory review process to thereafter gain registration in jurisdictions where we intend to seek marketing authorization.

We believe our strategy to leverage our technology platform in our drug development efforts represents a novel approach with significant potential, though it remains unproven. To date, EIK1005 and EIK1006 are the only product candidates that have leveraged our technology platform. In particular, for EIK1005, which is now in clinical development, we used our technology platform to characterize EIK1005’s mechanism of action and optimize its chemical structure with precision. As we are still in early stages of leveraging our technology platform, there is no guarantee that it will be successful in identifying or validating any safe, effective, or commercially viable product candidate.

Identify and Validate Novel Targets

We believe single molecule tracking can be used to identify and validate novel targets. We believe our approach allows us to interrogate specific, known, disease-causing targets and find novel therapeutics by perturbing protein interactions using genetic tools (such as CRISPR and siRNAs) and capturing the alterations in protein dynamics using single molecule tracking. We believe interrogating this dataset (combined with existing omics-based biological datasets) can allow us to identify potential biomarkers and new targets of interest.

As an example, we have leveraged single molecule tracking to explore the protein interaction network of c-MYC, a well-known oncogene and key transcriptional regulator of cell growth, proliferation, and apoptosis.

Because of its array of cellular functions and complex network of cellular crosstalk (pictured at the top of the below graphic), c-MYC provides a compelling example of the ability of our approach to map complex protein interactions. By disrupting target genes one at a time, across the entire genome, we are able to detect fluctuations in the motion of c-MYC and record those as interactions. At the bottom left of the below graphic we see the impact of disruption of various genes on the motion of c-MYC via a state-array. A closer look at the findings reveals known players, and if we employ a stochastic neighbor embedding approach (t-SNE dimensionality reduction, as shown in the bottom right of the below graphic), commonly used to visualize complex high-dimensional data, we are able to cluster findings such as hits that are part of the known interacting TIP60 complex. This approach enables us to not only map what is known, but to detect novel interactors or interacting complexes, and in that new information lies the foundation of new potential drug targets.

Figure 49: The high dimensionality of our proprietary SMT system enables insights into complex protein interactions.

To date, we have completed more than a dozen whole genome single molecule tracking screens to map protein interactions. We continue to explore the biology of the indications we are targeting in our current pipeline with the aim of identifying novel adjacent targets and gaining mechanistic insights. We are also building large foundational models from single molecule tracking data, and mapping pathways to identify new targets.

Outside oncology, we are engaged in program efforts in neurologic disease. We have developed biophysical methods based on single molecule tracking to detect and quantify alpha-synuclein aggregates in Parkinson’s disease samples.

Our platform’s scalability and modular architecture also support rapid incorporation of complementary technologies, including CRISPR-based perturbation tools, multiplexed imaging, and AI-guided compound design, which can potentially enhance both the breadth and depth of discovery.

Elucidate Mechanisms of Action

We have used our technology platform to explicate previously puzzling aspects of complex biology and the dynamic nature of proteins. By interrogating a dataset that incorporates a deeper understanding of cellular activity, we can generate mechanism of action insights that inform our research and development efforts.

We have showcased this ability of our platform through our work on the WRN helicase protein, which has resulted in an elucidation of the mechanism of action of EIK1005, our clinical product candidate currently being evaluated in a Phase 1/2 trial. We developed a novel approach to study WRN inhibition by explicating the mechanisms that regulate WRN spatiotemporal dynamics, or their patterns of movement. We used our proprietary SMT system in combination with WRN compounds previously described in scientific literature to examine WRN dynamics within the nuclei of living cancer cells. As shown in Figure 50 below, we observed that WRN inhibition traps the helicase on chromatin, which led to RNF4 mediated sumoylation, or post-translational modification where a SUMO protein is covalently attached to a target protein, followed by ubiquitination, or post-translational modification where the protein ubiquitin is attached, which tags the WRN protein for degradation by the proteosome. These insights have been helpful in developing EIK1005 as a highly potent WRN helicase inhibitor, because, as shown in Figure 51 below, we have been able to rapidly assess selective molecules that potentially exhibit the phenotype of WRN degradation via this pathway.

Figure 50: Insights generated from our proprietary SMT system allowed us to elucidate a mechanism of action of WRN inhibition with precision.

Figure 51: Cellular and biophysical SMT methodologies establish selective and potent activity of the EIK1005 WRN inhibitor.

Accelerate the Identification and Nomination of Drug Candidates

We believe the use of our technology platform can discover high quality chemical matter with improved speed relative to traditional drug development. We further believe that our integrated approach may allow us to accelerate the development of therapeutics by grounding discovery efforts in direct, quantitative measurement of cellular and molecular behavior in living systems.

We have advanced EIK1005, our WRN product candidate, from initial discovery research to nominating a development candidate in under 18 months. This was achieved by strategically applying the mechanism of action insights gained from our platform to generate a compound that could be rapidly evaluated in preclinical studies. Traditional methods of drug discovery can often take three to five years from initial discovery research to nomination of a development candidate.

We have also used our platform to extensively study the motion and behavior of steroid hormone receptors, with a focus on AR and ARv7, which has culminated in the recent declaration of our AR product candidate, EIK1006.

We initially described the ability to profile different molecular states using our proprietary SMT system across different receptor classes. It was evident from this work that we could inventory fundamental cell biochemistry using our proprietary SMT system. In that work we used our proprietary SMT system to analyze the behavior of steroid hormone receptors, a class of sensors that mediate gene expression. For our EIK1006 program, we were able to identify a novel scaffold that suppresses AR signaling and selectively inhibits growth of AR-dependent cell lines. In preclinical studies, we have observed that EIK1006 is able to maintain activity where other commercially available agents, such as enzalutamide, are inactive.

License and Collaboration Agreements

Collaboration and License and Development Agreements with Seven and Eight and SW

On March 29, 2023, we entered into an Exclusive Collaboration Agreement, or the Seven and Eight Collaboration Agreement, with Seven and Eight Biotherapeutics Corp. and related entities, collectively known as Seven and Eight, and an Exclusive License and Development Agreement, or the SW License Agreement, with Seven and Eight and Superb Wisdom Limited, or SW. Under each agreement, Seven and Eight and SW granted us a worldwide, exclusive license under certain of their patents, know-how, and other intellectual property rights to develop and commercialize certain TLR 7 and 8 agonist product candidates, including our product candidate, EIK1001. Our license from SW is exclusive in the field of oncology, and our license from Seven and Eight is exclusive in all fields. We have the sole right and responsibility to conduct clinical development, perform regulatory activities, and commercialize the compounds and products licensed under the agreements, and we must use commercially reasonable efforts with respect to our development activities. Under the Seven and Eight Collaboration Agreement, following a transition period during which Seven and Eight transferred certain contracts, regulatory documentation, biological materials, research tools, rights, and other information related to the product candidates to us, Seven and Eight agreed to wind down its research efforts with respect to toll-like receptor activity, including its development of the compounds licensed under the agreement.

We paid Seven and Eight and SW aggregate upfront payments of $11.0 million in cash ($10.5 million to Seven and Eight and $0.5 million to SW), and issued two Simple Agreements for Future Equity, or SAFEs, equal to $35.0 million ($31.5 million to Seven and Eight and $3.5 million to SW) upon entering into the applicable agreement. The SAFEs automatically converted into our Series C redeemable convertible preferred stock upon the initial closing of our Series C financing round in May 2023. We have also agreed to pay Seven and Eight additional milestone payments in the amount of up to approximately $369.6 million, of which $219.6 million are payable for a compound that is not a conjugate and $150.0 million for a compound that is a conjugate, in each case upon the achievement of certain development and regulatory milestones. EIK1001 is a compound that is not a conjugate. We have also agreed to pay SW additional milestone payments in the amount of up to $29.4 million and $350.0 million upon the achievement of certain regulatory and commercial milestones, respectively. As of the date of this Annual Report, the total amount we have paid Seven and Eight and SW under both agreements is $46.0 million. We are currently engaged in a payment-related dispute with Seven and Eight. Seven and Eight has alleged that it did not receive a payment we made to Seven and Eight as required by the Seven and Eight Collaboration Agreement and thus such payment is still owed. Although we believe our payment was made in good faith, if we are unable to reach a mutually agreeable resolution to this matter with Seven and Eight, arbitration may be necessary.

Under the Seven and Eight Collaboration Agreement, we own and retain all rights in intellectual property and other information discovered, developed, or otherwise made in connection with the Seven and Eight Collaboration Agreement, whether made by us or Seven and Eight, either solely or jointly. Under the SW License Agreement, we own any improvements, enhancements, updates, or equivalents of our intellectual property developed, created, or otherwise made in relation to the compounds and products licensed under both agreements. We also have the right to prepare, file, prosecute, enforce, and maintain patents related to the compounds and products licensed under each agreement.

Unless earlier terminated, the Seven and Eight Collaboration Agreement expires upon the latest of (i) the expiration, invalidation, or abandonment of the last patent licensed thereunder, (ii) the expiration of any data or market exclusivity program related to the product candidates, and (iii) ten years after the first commercial sale of a product candidate. If we notify Seven and Eight that we are permanently discontinuing our efforts to develop and commercialize the licensed products under the agreement and do not intend to pay Seven and Eight any milestone payments contemplated thereunder, Seven and Eight may terminate the Seven and Eight Collaboration Agreement. Either party may terminate the Seven and Eight Collaboration Agreement if there has been a material breach of contract, but such termination can only be invoked if the breach cannot be reasonably remedied by the payment of money damages. We may also terminate the Seven and Eight Collaboration Agreement upon prior written notice for any reason.

Unless earlier terminated, the SW License Agreement expires upon the earliest of (i) the expiration, invalidation, or abandonment of the last patent licensed thereunder in the applicable country (and if no patent application was filed or no patent was issued in such country, ten years from the first commercial sale of the first product licensed thereunder in such country), or (ii) payment of the last commercial milestone payment. The SW License Agreement automatically terminates upon any termination of the Seven and Eight Collaboration Agreement. The SW License Agreement may also be terminated, without terminating the Seven and Eight Collaboration Agreement, by either party if there has been a material breach (including if we fail to make any milestone payment due thereunder). We may also terminate the SW License Agreement, without terminating the Seven and Eight Collaboration Agreement, upon prior written notice for any reason.

Collaboration Agreement with Impact

On May 10, 2023, we entered into a Collaboration Agreement, which was amended and restated on November 22, 2023, and further amended on December 12, 2024, or, collectively, the Impact Agreement, with Impact. Pursuant to the Impact Agreement, we received an exclusive license under certain of Impact’s patents, know-how, and regulatory information to develop and commercialize any selective PARP1 inhibitors owned or controlled by Impact or its affiliates, including our product candidates EIK1003 and EIK1004, and any pharmaceutical products comprised of or containing such inhibitors, on a worldwide basis excluding China, Hong Kong, Taiwan, and Macau, such excluded territories collectively known as the Impact territory. We also received a co-exclusive, royalty-free license under certain of Impact’s patents and know-how to develop and manufacture such product candidates within the Impact territory solely for the purposes of supporting the development or commercialization thereof outside of the Impact territory. Additionally, we granted to Impact a co-exclusive, royalty-free license under certain of our patents, know-how, and regulatory information for the sole purposes of Impact fulfilling its obligations related to the Impact Agreement and to develop, manufacture, and make regulatory filings related to the product candidates. In addition, we granted an exclusive, royalty-free license under certain of our patents and know-how to Impact solely for purposes of commercialization of the product candidates in the Impact territory. The Impact Agreement further prohibits either party or their sublicensees or affiliates, as applicable, from developing, manufacturing, or commercializing any selective PARP1 inhibitors during the term of the Impact Agreement except as provided under the foregoing licenses.

The Impact Agreement established a joint steering committee, or JSC, to manage the collaboration. Under the Impact Agreement, Impact retains responsibility for all preclinical development activities for the product candidates. Impact is responsible for clinical development, including preparing and maintaining regulatory approvals, and commercialization of the product candidates, in the Impact territory, and we are responsible for these activities in all other jurisdictions worldwide. We also have the right to propose global clinical studies and global development plans that include clinical sites in the Impact territory for the JSC’s approval. We would be responsible for the conduct of any global clinical study in all territories except the Impact territory, in which Impact would be responsible for such conduct. Under a global development plan, we and Impact could each also propose the development of a combination product in our respective territories. Further, under the Impact Agreement, we must use commercially reasonable efforts to achieve regulatory approval of a product candidate for one indication in the United States, subject to Impact’s performance of its preclinical development activities.

The JSC consists of three Eikon representatives and three Impact representatives; the chair of the JSC is an Eikon representative. In the event that the JSC cannot reach unanimous agreement on any issue, then our Chief Medical Officer must discuss the issue with Impact’s Chief Executive Officer. If they are unable to reach agreement, then we have final decision-making authority over any matter related to the development and commercialization of the product candidates, including Impact’s preclinical development plan, and any Impact, global, or combination development plan. Impact has final decision-making authority over the day-to-day implementation of any development plan, manufacturing, and commercialization of the product candidates in the Impact territory.

We paid an upfront fee of $31.5 million in cash to Impact. We are also required to make payments to Impact of up to $181.0 million and $775.0 million upon the achievement of certain development and regulatory milestones and commercial milestones, respectively. In addition, tiered royalties of high single-digit to low-teen percentages of net sales per calendar year, subject to certain reductions, are also payable by us to Impact post-commercialization. As of the date of this Annual Report, the total amount we have paid Impact is $45.0 million.

We and Impact each own and retain all interests in any information or invention individually developed under the Impact Agreement, and we each own an equal and undivided interest in any jointly developed intellectual property. Subject to the licenses granted under the Impact Agreement and the respective exclusivity obligations therein, we and Impact each have the right to exploit such joint intellectual property rights and grant licenses to affiliates or other persons under such joint intellectual property rights. Impact has the right to prosecute and maintain its own and joint patents in the Impact Territory; we have the right to prosecute and maintain our own patents worldwide, and to prosecute and maintain Impact’s and any joint patents in any jurisdictions except for the Impact Territory. We and Impact each have the sole right to enforce patents in our own respective territories and have agreed to cooperate fully where the enforcing party requires documentation or other assistance from the other party.

The Impact Agreement expires upon the expiration of the last royalty term for the last product candidate for which we are actively pursuing research, development and commercialization. The royalty term for a product candidate in a country expires upon the latest to occur of: (i) the expiration of the last-to-expire patent held by Impact or joint patent in such country that contains a valid claim that covers such product candidate or corresponding licensed compound, (ii) the tenth anniversary of the first commercial sale of such product candidate in such country, and (iii) the expiration of regulatory exclusivity for such product candidate in such country. Upon such expiration of the royalty term for a product candidate in a country, the exclusive licenses we received under the Impact Agreement will become non-exclusive, perpetual, fully-paid, royalty-free, irrevocable licenses for such product candidate in such country. Either party may terminate the Impact Agreement if there has been material breach, but such termination can only be invoked if the breach cannot be reasonably remedied by the payment of money damages. In addition, either party may terminate the agreement if the other party becomes insolvent. We have the sole right to terminate the Impact Agreement immediately upon written notice to Impact if we receive a clinical hold or a withdrawal notice from a regulatory authority regarding safety concerns related to the development or commercialization of a product candidate, in each case that has no reasonable likelihood of resolution. We also have the sole right to terminate for any or no reason upon prior written notice to Impact.

Clinical Trial Collaboration and Supply Agreements with MSD

We have entered into Clinical Trial Collaboration and Supply Agreements, or the MSD Agreements, with MSD International Business GmbH, or MSD, for three separate studies: (i) the Phase 2/3 registrational study of EIK1001 in patients with advanced melanoma (dated August 1, 2024); (ii) the Phase 1/2 clinical trial of EIK1005 in patients with advanced solid tumors (dated December 3, 2025); and (iii) the Phase 2/3 registrational study of EIK1001 in patients with NSCLC (dated December 5, 2025). Pursuant to the MSD Agreements, we and MSD agreed to collaborate on these clinical trials evaluating the safety and efficacy of our compounds in combination with MSD’s compound, pembrolizumab. Under the MSD Agreements, we act as the sponsor of the clinical trials at our own costs and MSD has agreed to supply to us, at its own cost, pembrolizumab for use in such trials. Pursuant to the MSD Agreements, we and MSD must each use commercially reasonable efforts to supply our applicable compounds for use in the portions of the clinical trials in which patients are intended to receive pembrolizumab either alone or in combination with one or more treatments, in accordance with the applicable study protocol.

We and MSD will jointly own all clinical data and results generated from the portion of the clinical trials involving the combination of our compound and pembrolizumab. We own all clinical data and results generated from all portions of these clinical trials that involve our compound alone or in combination with other treatments that are not pembrolizumab, and MSD owns all clinical data and results generated from the portions of the clinical trial involving pembrolizumab alone or in combination with other treatments that are not our compound, or the MSD clinical data. We may use MSD clinical data solely to evaluate the safety or performance of the combination or to register our compound in the combination.

The MSD Agreements will each expire upon the delivery of a results memorandum and final report of the portions of the respective trial where patients receive pembrolizumab to MSD, unless earlier terminated, or, in the case of the Phase 2/3 trials, if the Phase 3 portion of the clinical trial is not initiated. MSD may terminate the supply agreement for a particular clinical trial if we do not initiate the trial for the combination within one year from the effective date of the respective MSD Agreement. Further, MSD may terminate an agreement and the supply of pembrolizumab immediately if (i) MSD notifies us that it believes that pembrolizumab is being used unsafely in the trial and (ii) either MSD believes such matter is not reasonably capable of being remedied, or if we fail to remedy promptly such issue to MSD’s reasonable satisfaction. Either we or MSD may terminate an MSD Agreement for a breach of the agreement, for patient safety, or due to regulatory authority objections or actions. Further, either party may also terminate an MSD Agreement if such party determines, in its sole discretion, to withdraw any applicable regulatory approval for its respective compound, or to discontinue development of its respective compound for medical, scientific, or legal reasons.

Competition

The biopharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our product candidates, if approved, are designed to address a range of diseases across therapeutic areas. Ultimately, the diseases our product candidates target, and for which we may receive marketing authorization, will determine our competition. Our product candidates, if approved, will have to compete with existing therapies and new therapies that may become available in the future. We face potential competition from many different sources, including larger and better-funded pharmaceutical, biopharmaceutical, biotechnological, and therapeutics companies. In many cases, the companies with competing programs will have access to greater financial, technical, manufacturing, supply, marketing and sales resources, and may be more advanced in those programs. Moreover, we may also compete with universities and other research institutions that may be or will become active in research on our target indications. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Key competitive factors affecting the success of our product candidates, if approved, are likely to be efficacy, safety, convenience, presentation, price, level of generic competition, and the availability of reimbursement from government and third-party payors. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

We are developing EIK1001, a TLR 7/8 dual-agonist. We are aware of a number of competing product candidates targeting TLR 7/8 in the clinical development stage, including Inimmune Corporation’s INI-4001-101 (Phase 1), and product candidates in clinical development that either target only TLR7 or TLR8 exclusively, or those that do not act systemically.

We are also developing EIK1003 and EIK1004, two selective PARP1 inhibitors. EIK1003 does not penetrate the CNS, while EIK1004 is CNS-penetrant. There are a number of companies seeking to develop non-CNS penetrant and CNS-penetrant selective PARP1 inhibitors. Selective non-CNS penetrant PARP1 inhibitor product candidates in clinical development include AstraZeneca’s AZD5305, Hengrui's HRS-1167, Hansoh Pharma’s HS-10502, and Gilead’s GS 0201. CNS-penetrant selective PARP1 inhibitor product candidates in clinical development include Nerviano’s NMS-293, Synnovation Therapeutics’ SNV-1521, AstraZeneca’s AZD9574, Kainos’ DMS5167, and Duke Street Bio’s DSB2455. Further, there are companies pursuing clinical studies with selective PARP1 inhibitors that are not yet known to be CNS or non-CNS penetrant, such as Acerand Therapeutics' ACE-86225106 and Shenzhen Yangli's VB15010. We are also aware of several PARP1 inhibitor candidates in preclinical development.

In addition, we are developing EIK1005, a WRN helicase inhibitor. Other active clinical-stage product candidates in this space include Vividion’s VVD-214, IDEAYA's IDE275, Nimbus Therapeutics’ NDI-219216, and MOMA Therapeutics' MOMA-341. We are also aware of several WRN helicase inhibitor preclinical programs.

Intellectual Property

We continuously work to protect our, and develop new, proprietary technology, inventions, trade secrets, and know-how that are important for our business, including by seeking, obtaining, maintaining, enforcing, and defending patent and other intellectual property rights. In addition to seeking patent protection, we rely upon trade secrets and confidential know-how and continuing technological innovation related to our product candidates, drug development efforts, and platform technologies. We seek to protect our proprietary information, in part, using confidentiality agreements with our potential collaborators, advisors, employees, and consultants, and invention assignment agreements with our employees. We also have agreements with our employees requiring their assignment of inventions as well as similar agreements with selected consultants, advisors, and collaborators. Our success will depend in part on our ability to obtain and maintain patent protection for our product candidates and technologies, to preserve our trade secrets, to operate without infringing, misappropriating, or otherwise violating the intellectual property and other proprietary rights of third parties, and to acquire licenses related to enabling technologies or product candidates. We cannot predict whether the patent applications we pursue or license will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide any protection from competitors. Even if our pending patent applications are granted as issued patents, those patents, as well as any patents we license from third parties now or in the future, may be challenged, circumvented, rendered unenforceable, or invalidated by third parties. Consequently, we may not obtain or maintain adequate patent protection for any of our product candidates and other proprietary technologies. We are also party to collaboration agreements and licenses pursuant to which we develop product candidates based on existing and new intellectual property, and we collaborate with third parties, which involves providing them access to our intellectual property and gaining access to their intellectual property. See the subsection titled “—License and Collaboration Agreements” above for more information.

The term of individual patents in our portfolio depends upon the legal term of patents in the countries in which they are obtained. In most countries in which we file, including the United States, the basic patent term is 20 years from the earliest date of filing an original non-provisional patent application. In the United States, the term of a patent may be eligible for patent term adjustment, which permits patent term restoration as compensation for delays incurred at the United States Patent and Trademark Office, or the USPTO, during the patent prosecution process. In addition, for patents that cover an FDA-approved drug, the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration of the patent assuming certain conditions are met. While the length of the patent term extension is related to the length of time the drug is under regulatory review, patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. There are other restrictions that may apply; for example, only one patent per approved drug may be extended under the Hatch-Waxman Act, and only certain types of patent claims are eligible for term extension. Similar extensions are available in certain European and other foreign jurisdictions for extending the term of a patent that covers an approved drug. In the future, if and when our product candidates receive FDA approval, we expect to apply for patent term extensions where they are available on patents covering those products. We plan to seek any available patent term extension of any patents we may be granted in any jurisdiction where such extensions are available. However, there is no guarantee that the relevant authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

We may also rely on trade secrets and know-how relating to our discovery programs, product candidates, and platform technologies, and seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees, advisors, and consultants, these agreements may be breached, and we may not have adequate remedies for any breach. In addition, third parties may independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets, or disclose our technology. Such events may also lead to the loss of our trade secrets without any recourse. As a result, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us, and for employees and consultants to enter into invention assignment agreements with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Where applicable, the agreements provide that all inventions to which the individual contributed as an inventor are assigned or licensed to us, and as such, are our exclusive property and/or that, at a minimum, we have freedom to use such inventions in our business. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary technology by third parties. There can be no assurance, however, that these agreements, measures, and policies will provide meaningful protection or adequate remedies, including for our trade secrets in the event of unauthorized use or disclosure of the underlying information. For more information regarding the risks related to our intellectual property, see the section of this Annual Report titled “Risk Factors—Risks Related to Intellectual Property.”

TLR7/8 Agonists

Our TLR7/8 Agonists patent portfolio consists of U.S. and foreign issued patents and pending patent applications directed to combinations of compositions of matter, crystal forms, methods of treatment, and dosing of certain agonists of TLR7/8, particularly resiquimod, which is the basis of our product candidate, EIK1001.

EIK1001

The patent portfolio for EIK1001 is based on our exclusively in-licensed patent families, and includes issued patents and pending patent applications directed to compositions of matter of EIK1001 and one or more other substances, crystal forms of EIK1001, methods of treatment using EIK1001, and dosing of EIK1001. We are unable to obtain any composition of matter patents claiming only EIK1001 as a sole active ingredient.

As of the date of this Annual Report, we exclusively in-license one issued U.S. patent, one pending U.S. non-provisional patent application, 12 issued foreign patents (including in Australia, Europe, Hong Kong, Japan, Republic of Korea, and Taiwan), and five pending foreign patent applications (including in Argentina, Canada, China, Europe, and Japan), each directed toward the composition of matter of EIK1001. These patents and patent applications, if issued, are expected to expire as early as 2035, absent any terminal disclaimers, patent term adjustments, or patent term extensions, and assuming timely payment is made of all appropriate maintenance, renewal, annuity, or other governmental fees.

As of the date of this Annual Report, we exclusively in-license two issued U.S. patents, one pending U.S. non-provisional patent application, eight issued foreign patents (including in Australia, Brazil, Japan, Israel, Mexico, New Zealand, and Singapore), and six pending foreign patent applications (including in Canada, Europe, Hong Kong, Japan, and Singapore), each directed to crystal forms of EIK1001. These patents and patent applications, if issued, are expected to expire as early as 2037, absent any terminal disclaimers, patent term adjustments, or patent term extensions, and assuming timely payment is made of all appropriate maintenance, renewal, annuity, or other governmental fees.

As of the date of this Annual Report, we exclusively in-license one pending U.S. non-provisional patent application and eight pending foreign patent applications (including in Australia, Canada, China, Europe, Hong Kong, Japan, and Republic of Korea), each directed to methods of treatment using EIK1001. Any patents that may issue from these patent applications are expected to expire as early as 2041, absent any terminal disclaimers, patent term adjustments, or patent term extensions, and assuming timely payment is made of all appropriate maintenance, renewal, annuity, or other governmental fees.

As of the date of this Annual Report, we exclusively in-license one pending PCT application directed toward EIK1001 dosing regimens. The PCT is an international patent law treaty that provides a unified procedure for filing a single initial patent application to seek patent protection for an invention simultaneously in each of the PCT-member states. Although a PCT application is not itself examined and cannot issue as a patent, it allows the applicant to seek protection in any of the member states by filing national applications within a certain period after filing the PCT application. Any patents that may issue in the U.S or in other foreign jurisdictions based on the PCT patent application are expected to expire as early as 2045, absent any terminal disclaimers, patent term adjustments, or patent term extensions, and assuming timely payment is made of all appropriate maintenance, renewal, annuity, or other governmental fees.

Our European patent EP 3166976 B2, which is directed to pharmaceutical combinations that relate to EIK1001, has been opposed at the European Patent Office. The opposition, which was filed in November 2022, has concluded without the need for an oral hearing. The Opposition Division issued its Interlocutory Decision in October 2025 maintaining our patent in amended form. The European Patent Office issued a Communication in January 2026 confirming the maintenance of our patent in amended form to be final.

PARP1 Inhibitors

Our PARP1 Inhibitors patent portfolio consists of pending patent applications directed toward the composition of matter, methods of manufacturing, crystal forms of certain inhibitors of PARP1, including our product candidate EIK1003, and dosing of EIK1003.

EIK1003

The patent portfolio of EIK1003 is based on our exclusively in-licensed patent families and includes pending patent applications directed to the composition of matter of EIK1003, methods of manufacturing EIK1003, certain crystal forms of EIK1003, and dosing of EIK1003. We do not own or in-license any issued U.S. or foreign patents related to EIK1003, and we cannot provide any assurance that our in-licensed pending patent applications will actually issue.

As of the date of this Annual Report, we exclusively in-license one pending U.S. non-provisional patent application and 15 pending foreign patent applications (including in Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Republic of Korea, Mexico, New Zealand, Philippines, Russia, Singapore, and South Africa), with each of these applications being directed to compositions of matter of EIK1003. Any patents that may issue in the United States or in other foreign jurisdictions based on these patent applications are expected to expire as early as 2042, absent any terminal disclaimers, patent term adjustments, or patent term extensions, and assuming timely payment is made of all appropriate maintenance, renewal, annuity, or other governmental fees.

As of the date of this Annual Report, we exclusively in-license one pending foreign patent application in Argentina and one pending PCT application directed to the methods of manufacture of EIK1003. Any patents that may issue in the United States, Argentina, or in other foreign jurisdictions based on these patent applications are expected to expire as early as 2044, absent any terminal disclaimers, patent term adjustments, or patent term extensions, and assuming timely payment is made of all appropriate maintenance, renewal, annuity, or other governmental fees.

As of the date of this Annual Report, we exclusively in-license one pending U.S. provisional patent application directed to an optimized method of manufacture of EIK1003. In 2026, we expect to file non-provisional patent applications (e.g., a regular U.S. application, a PCT application, or foreign national applications) claiming the benefit of the filing date of the pending U.S. provisional patent application before expiration of the U.S. provisional patent application. Any patents that may issue in the United States from such applications would expire no earlier than 2046, absent any terminal disclaimers, patent term adjustments, or patent term extensions, and assuming timely payment is made of all appropriate maintenance, renewal, annuity, or other governmental fees. Any patents that may issue in foreign jurisdictions would likewise expire no earlier than 2046, absent any terminal disclaimers, patent term adjustments, or patent term extensions, and assuming timely payment is made of all appropriate maintenance, renewal, annuity, or other governmental fees.

As of the date of this Annual Report, we exclusively in-license one pending foreign priority patent application in China, two pending foreign patent applications in Argentina and Taiwan, and one pending PCT application, each directed toward crystal forms of EIK1003. Any patents that may issue in the United States, Argentina, Taiwan, China, or in other foreign jurisdictions based on these patent applications are expected to expire as early as 2045, absent any terminal disclaimers, patent term adjustments, or patent term extensions, and assuming timely payment is made of all appropriate maintenance, renewal, annuity, or other governmental fees.

As of the date of this Annual Report, we exclusively in-license one pending foreign priority patent application in China directed to EIK1003 dosing regimens. In 2026, we expect to file non-provisional patent applications (e.g., a regular U.S. application, a PCT application, or foreign national applications) claiming the benefit of the pending Chinese provisional patent application before expiration of the Chinese priority patent application. Any patents that may issue in the United States from such applications would expire no earlier than 2046, absent any terminal disclaimers, patent term adjustments, or patent term extensions, and assuming timely payment is made of all appropriate maintenance, renewal, annuity, or other governmental fees. Any patents that may issue in foreign jurisdictions would likewise expire no earlier than 2046, absent any terminal disclaimers, patent term adjustments, or patent term extensions, and assuming timely payment is made of all appropriate maintenance, renewal, annuity, or other governmental fees.

Under our agreement with Impact, all rights to commercialize EIK1003 in China, Hong Kong, Taiwan and Macau are exclusively held by Impact. See the subsection titled “—License and Collaboration Agreements” above for more information on the Impact Agreement.

PARP1 Inhibitors (CNS Penetrant)

Our CNS-penetrant PARP1 Inhibitors patent portfolio consists of pending patent applications directed toward the composition of matter, methods of treatment, methods of manufacturing, and crystal forms of certain inhibitors of PARP1 that are CNS penetrant, including our product candidate EIK1004.

EIK1004

The patent portfolio of EIK1004 is based on our exclusively in-licensed patent families and includes pending patent applications directed to the composition of matter of EIK1004, methods of treatment using EIK1004, methods of manufacturing EIK1004, and certain crystal forms of EIK1004. We do not own or in-license any issued U.S. or foreign patents related to EIK1004, and we cannot provide any assurance that our in-licensed pending patent applications will actually issue.

As of the date of this Annual Report, we exclusively in-license one pending U.S. non-provisional patent application and 16 pending foreign patent applications (including in Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Republic of Korea, Mexico, New Zealand, Philippines, Russia, Singapore, Taiwan, and South Africa), with each application being directed to the composition of matter of EIK1004. Any patents that may issue in the United States, Taiwan or in other foreign jurisdictions based on these patent applications would expire as early as 2043, absent any terminal disclaimers, patent term adjustments, or patent term extensions, and assuming timely payment is made of all appropriate maintenance, renewal, annuity, or other governmental fees.

As of the date of this Annual Report, we exclusively in-license one pending U.S. non-provisional patent application and ten pending foreign patent applications (including in Argentina, Australia, Canada, China, Europe, Israel, Japan, Republic of Korea, Mexico and Taiwan), with each application being directed to methods of treatment using EIK1004. Any patents that may issue in the United States, or in other foreign jurisdictions based on these patent applications would expire as early as 2044, absent any terminal disclaimers, patent term adjustments, or patent term extensions, and assuming timely payment is made of all appropriate maintenance, renewal, annuity, or other governmental fees.

As of the date of this Annual Report, we exclusively in-license one pending foreign priority patent application in China, one pending foreign patent application in Argentina, and one pending PCT application, each directed toward methods of manufacturing EIK1004. Any patents that may issue in the United States, Argentina, China, or in other foreign jurisdictions based on these patent applications are expected to expire as early as 2046, absent any terminal disclaimers, patent term adjustments, or patent term extensions, and assuming timely payment is made of all appropriate maintenance, renewal, annuity, or other governmental fees.

As of the date of this Annual Report, we exclusively in-license one pending foreign priority patent application in China, one pending foreign patent application in Argentina, and one pending PCT application, each directed toward crystal forms of EIK1004. Any patents that may issue in the United States, Argentina, China, or in other foreign jurisdictions based on these patent applications are expected to expire as early as 2046, absent any terminal disclaimers, patent term adjustments, or patent term extensions, and assuming timely payment is made of all appropriate maintenance, renewal, annuity, or other governmental fees.

Under our agreement with Impact, all rights to commercialize EIK1004 in China, Hong Kong, Taiwan, and Macau are exclusively held by Impact. See the subsection titled “—License and Collaboration Agreements” above for more information on the Impact Agreement.

WRN

Our WRN patent portfolio consists of pending provisional and PCT patent applications directed toward compositions of matter comprising certain WRN inhibitors and their mechanism of action, including compositions and mechanisms covering our product candidate EIK1005, as well as dosing of EIK1005.

EIK1005

The patent portfolio for EIK1005 is based on our wholly owned patent families, and includes pending patent applications directed to the composition of matter of EIK1005 and compositions comprising related inhibitors, the underlying mechanism of action of WRN inhibition, as well as dosing of EIK1005. We do not own any issued U.S. or foreign patents related to EIK1005, or any U.S. non-provisional patent applications related to EIK1005, and we cannot provide any assurance that our pending patent applications will actually issue.

As of the date of this Annual Report, we own two pending foreign patent applications in Argentina and Taiwan and one pending PCT application, with each application being directed toward the composition of matter of EIK1005. Any patents that may issue in the United States, Argentina, Taiwan, or in other foreign jurisdictions based on these patent applications would expire as early as 2045, absent any terminal disclaimers, patent term adjustments, or patent term extensions, and assuming timely payment is made of all appropriate maintenance, renewal, annuity, or other governmental fees.

As of the date of this Annual Report, we own one pending U.S. non-provisional patent application and six pending foreign patent applications (including in Australia, Canada, China, Europe, Japan and Republic of Korea), each directed toward a genus of WRN inhibitors related to and encompassing EIK1005. Any patents that may issue in the United States or in other foreign jurisdictions from these patent applications are expected to expire as early as 2044, absent any terminal disclaimers, patent term adjustments, or patent term extensions, and assuming timely payment is made of all appropriate maintenance, renewal, annuity, or other governmental fees.

As of the date of this Annual Report, we own one pending PCT patent application directed to the underlying mechanism of action of WRN inhibitors. Any patents that may issue in the United States or in other foreign jurisdictions based on this PCT application would expire no earlier than 2044, absent any terminal disclaimers, patent term adjustments, or patent term extensions, and assuming timely payment is made of all appropriate maintenance, renewal, annuity, or other governmental fees.

As of the date of this Annual Report, we own two pending U.S. provisional patent applications directed towards the dosing of EIK1005. In 2026, we expect to file non-provisional patent applications (e.g., a regular U.S. application, a PCT application, or foreign national applications) claiming the benefit of the filing date of the pending U.S. provisional patent applications before expiration of the U.S. provisional patent applications, and any patents that may issue in the United States from such applications would expire no earlier than 2046, absent any terminal disclaimers, patent term adjustments, or patent term extensions, and assuming timely payment is made of all appropriate maintenance, renewal, annuity, or other governmental fees. Any patents that may issue in foreign jurisdictions would likewise expire no earlier than 2046, absent any terminal disclaimers, patent term adjustments, or patent term extensions, and assuming timely payment is made of all appropriate maintenance, renewal, annuity, or other governmental fees.

AR

Our AR patent portfolio consists of pending U.S. provisional patent applications directed toward compositions of matter comprising certain AR inhibitors, including compositions covering our product candidate EIK1006.

EIK1006

The patent portfolio for EIK1006 is based on our wholly owned patent families, and includes pending patent applications directed to the composition of matter of EIK1006 and compositions comprising related inhibitors. We do not own any issued U.S. or foreign patents related to EIK1006. Additionally, we only own provisional patent applications related to EIK1006, and these provisional patent applications are not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the provisional patent application. Moreover, we cannot provide any assurance that any future pending non-provisional patent applications will issue.

As of the date of this Annual Report, we own four pending U.S. provisional patent applications directed to the composition of matter of EIK1006 and related inhibitors. In 2026, we expect to file non-provisional patent applications (e.g., a regular U.S. application, a PCT application or foreign national applications) claiming the benefit of the filing date of the pending U.S. provisional patent applications before expiration of the U.S. provisional patent applications, and any patents that may issue in the United States from such applications would expire no earlier than 2046, absent any terminal disclaimers, patent term adjustments, or patent term extensions, and assuming timely payment is made of all appropriate maintenance, renewal, annuity, or other governmental fees. Any patents that may issue in foreign jurisdictions would likewise expire no earlier than 2046, absent any terminal disclaimers, patent term adjustments, or patent term extensions, and assuming timely payment is made of all appropriate maintenance, renewal, annuity, or other governmental fees.

Our Technology Platform

Our patent portfolio includes pending patent applications directed to our technology platform, which integrates advanced engineering, AI, and ML with traditional biology research to accelerate research and development productivity, and to build novel tools that permit us to study biology in living systems. Our technology platform is centered around our proprietary SMT system, integrating tools such as custom-engineered super-resolution microscopy, bespoke automation, advanced data science, and software packages capable of processing petabyte-scale datasets.

As of the date of this Annual Report, aspects of our technology platform are covered by several Eikon-owned patent families comprising 19 pending PCT patent applications and three pending U.S. provisional patent applications. These patent applications are generally directed to hardware, software, and tools for implementing single molecule tracking, including certain algorithms that are part of such software and that implement AI and ML tools and techniques.

For the 19 pending PCT patent applications, any patents that may issue in the United States or in other foreign jurisdictions based on the pending PCT applications would generally expire between 2042 and 2045, absent any terminal disclaimers, patent term adjustments, or patent term extensions, and assuming timely payment is made of all appropriate maintenance, renewal, annuity, or other governmental fees.

For the three pending U.S. provisional patent applications, we expect in 2026 to file non-provisional patent applications (e.g., a regular U.S. application, a PCT application or foreign national applications) claiming the benefit of the filing dates of the respective pending U.S. provisional patent applications before the expiration of the respective U.S. provisional patent applications. Patents that may issue in the United States from such applications would expire no earlier than 2046, absent any terminal or other disclaimers, patent term adjustments, or patent term extensions, and assuming timely payment is made of all appropriate maintenance, renewal, annuity, or other governmental fees. Any patents that may issue in foreign jurisdictions based on these provisional applications would likewise expire no earlier than 2046, absent any terminal or other disclaimers, patent term adjustments, or patent term extensions, and assuming timely payment is made of all appropriate maintenance, renewal, annuity, or other governmental fees.

Trademarks

Further, we have and will continue to pursue trademark protection for our company name and brand, as well as slogans, taglines, and logos. As of the date of this Annual Report, we own one pending U.S. trademark application, 114 foreign trademark registrations, six pending foreign trademark applications, and four foreign trademark applications pending refusal that comprise or incorporate “Eikon Therapeutics,” “Eikon,” and/or our former logo, as well as one pending U.S. trademark application for “Motivo.” In connection with changes to our logo, we own one U.S. pending trademark application, two foreign trademark registrations, and 30 pending foreign trademark applications comprising our modified logo.

Sales and Marketing

Given our stage of development, we have not yet established a full commercial organization or distribution capabilities. We intend to build a commercial infrastructure to support sales of any approved product candidates and intend to continue evaluating opportunities to work with partners that enhance our capabilities with respect to the development and commercialization of product candidates, if approved. In addition, we intend to commercialize our product candidates, if approved, in key global markets, either alone or with partners in order to maximize the worldwide commercial potential of our programs.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for the manufacture of any products that we may commercialize, if approved. For all our product candidates, where necessary, we intend to identify and qualify redundant manufacturers, including entering into long-term agreements, to provide the active pharmaceutical ingredients and drug product and to do so prior to submission of an NDA or BLA to the FDA and/or a marketing authorization application, or MAA, to the European Medicines Agency, or the EMA, and/or other comparable foreign regulatory authorities. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

Government Regulation

Government authorities in the United States, at the federal, state, and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, sale, distribution, post-approval monitoring and reporting, marketing, and export and import of drug products and biologics. We, along with any third-party contractors on whom we rely, will be required to navigate the various requirements of the governing regulatory agencies of the countries in which we wish to conduct studies and clinical trials, seek approval of, and/or commercialize our product candidates. The process of obtaining regulatory approvals and compliance with applicable federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, as amended, or the FDCA, and its implementing regulations. Drugs are also subject to other federal, state, and local statutes and regulations. Biologics are subject to these same requirements in the United States, except that they are licensed under the Public Health Service Act. A new drug or biologic must be approved by the FDA through the NDA or

BLA process, respectively, before they may be legally marketed in the United States, and this process generally involves the following:

•
completion of preclinical laboratory tests, animal studies, and formulation studies in accordance with GLPs and other applicable regulations;
•
submission to the FDA of an IND which must become effective before human clinical trials may begin and must be updated annually and when certain changes are made;
•
approval by an IRB or EC, representing each clinical site before each trial may be initiated;
•
performance of adequate and well-controlled human clinical trials in accordance with GCPs to establish the safety and efficacy of the proposed drug or the safety, purity and potency of the proposed biologic for its intended use;
•
preparation of and submission to the FDA of an NDA or BLA after the completion of pivotal trials;
•
a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;
•
satisfactory completion of an FDA advisory committee review, if applicable;
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug or biologic is produced to assess compliance with cGMPs, to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality, and purity;
•
potential FDA audit of the preclinical study, nonclinical study and/or clinical trial sites that generated data in support of the NDA or BLA; and
•
FDA review and approval of the NDA or BLA to permit commercial marketing of the product for particular indications for use in the United States.

Prior to beginning the first clinical trial with a product candidate in the United States, a sponsor must submit an IND to the FDA requesting their authorization to administer an investigational product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamics, characteristics of the product, chemistry, manufacturing and controls information, and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. Some long-term preclinical testing may continue after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial or may not allow the trial to commence on the terms originally specified in the IND.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, dosing procedures, subject selection and exclusion criteria, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and retains oversight for the trial to protect study subject welfare until completed. Some trials also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or data monitoring committee, which provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial and may recommend termination of the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy or other ethical grounds to stop the trial. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Similarly, an IRB may suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biologic has been associated with unexpected serious harm to patients. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor must ensure that the clinical trial complies with regulatory requirements if the data is to be used in support of NDA or BLA approval. The FDA may accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the trial was conducted in accordance with GCPs, and the FDA is able to validate the data through an onsite inspection, if deemed necessary.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1: The product candidate is initially introduced into healthy human subjects or patients with the target disease or condition. These trials are designed to test the safety, dosage tolerance, absorption, metabolism, excretion, and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. In the case of some drugs or biologics for severe or life-threatening diseases, especially when the drug or biologic may be inherently too toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients with the target disease or condition.
•
Phase 2: The product candidate is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule, and to identify possible adverse side effects and safety risks. Multiple Phase 2 trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 trials.
•
Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and labeling. Generally, two adequate and well-controlled Phase 3 trials are required by the FDA for approval of an NDA or BLA.

It is possible that Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within any specified period, if at all. The FDA or the sponsor may, at any time during the initial 30-day IND review period or while clinical trials are ongoing under the IND, impose a partial or complete clinical hold or suspend a clinical trial, for example, because there is an unacceptable health risk.

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product for the approved use or uses. These so-called Phase 4 trials may be conducted after initial marketing approval and may be used to gain additional experience from the treatment of patients in the intended therapeutic indication, such as to generate additional safety data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA or BLA.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMPs. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, and purity of the final product. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

While the IND is active and before approval, progress reports summarizing the status of the clinical trials and preclinical or nonclinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for certain types of AEs, findings from other trials suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

In addition, during the development of a new drug or biologic, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of a Phase 2 trial, and before an NDA or BLA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 trials that they believe will support approval of the new drug or biologic.

U.S. Review and Approval Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical, and other nonclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug or biologic, proposed labeling, and other relevant information are submitted to the FDA as part of an NDA or BLA requesting approval to market the product. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including trials initiated by independent investigators. To support marketing approval, the data submitted must be sufficient to establish the safety and efficacy of the investigational drug product or the safety, purity, and potency of the investigational biological product, for its intended use or uses to the satisfaction of the FDA. The submission of an NDA or BLA is subject to the payment of user fees; a waiver of such fees may be obtained under certain limited circumstances.

The FDA conducts a preliminary review of all NDAs and BLAs generally within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an application for filing. In this event, the NDA or BLA must be resubmitted with the additional information. The resubmitted application also is subject to preliminary review before the FDA accepts it for filing. Once accepted for filing, the FDA reviews an NDA or BLA to determine, among other things, whether a product is safe and effective for its intended use or uses and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality, and purity. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the filing date to complete its initial review and act on a standard NDA for a drug that is a new molecular entity or a BLA. The FDA also has a goal of ten months from the date of NDA receipt to review and act on a standard NDA for a drug that is not a new molecular entity. The FDA does not always meet its goal dates, and the review process is often extended by FDA requests for additional information or clarification.

The FDA may refer an application for a novel drug or biologic to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates, and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA or BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMPs and adequate to assure consistent production of the product within designated specifications. Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs and assure the integrity of the clinical data submitted to the FDA. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates an NDA or BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications and other conditions of use. A CRL indicates that the review cycle of the application is complete and the application is not ready for approval. A CRL will describe all of the deficiencies that the FDA has identified in the NDA or BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the NDA or BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of an NDA or BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and other conditions of use. In certain circumstances, the FDA may approve the NDA or BLA with a REMS to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. The FDA may also require one or more Phase 4 post-marketing trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing trials or surveillance programs.

In addition, the Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric clinical trials for most drugs and biologics, including for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration. Under PREA, original NDAs, BLAs, and certain supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or the FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

Further, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing. Changes to some of the conditions established in an approved NDA, including changes in indications, product labeling, manufacturing processes or facilities, require submission, and FDA approval of a new NDA, or supplement to an approved NDA, before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing original NDAs.

U.S. Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the Fast Track program is intended to expedite or facilitate the process for reviewing new product candidates that are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track designated product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA or BLA is submitted, the product candidate may be eligible for priority review. A Fast Track-designated product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted.

Rolling review may occur if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA for review and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA or BLA.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for Breakthrough Therapy designation to expedite its development and review. A product candidate can receive Breakthrough Therapy designation if preliminary clinical evidence indicates that the product candidate, alone or as a combination therapy with one or more other drugs may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment from FDA to expedite the development and review of the product candidate, including involvement of senior managers.

A marketing application for a drug submitted to the FDA for approval, including a product candidate with a Fast Track designation and/or Breakthrough Therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review. A product candidate is eligible for priority review if it is designed to treat a serious condition, and if approved, would provide a significant improvement in safety or effectiveness compared to available alternatives for such disease or condition. For new-molecular-entity NDAs or original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date, or with respect to non-new-molecular-entity NDAs, within six months of the NDA receipt date.

Additionally, the FDA may permit product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions to utilize an accelerated approval pathway upon a determination that the product has an effect on (1) a surrogate endpoint that is reasonably likely to predict clinical benefit or (2) a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform an adequate and well-controlled post-marketing clinical trial or trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Any such confirmatory trial must be completed with due diligence and the FDA may require that the trial be underway prior to approval. Failure to conduct such required post-approval trials with due diligence, or to confirm a clinical benefit during such trials, would allow the FDA to withdraw the product from the market on an expedited basis. In addition, the FDA requires, as a condition of accelerated approval, the pre-submission of promotional materials, which can adversely impact the timing of the commercial launch of a product.

Fast Track designation, Breakthrough Therapy designation, priority review designation, and the accelerated approval pathway do not change the scientific or medical standards for approval or the quality of evidence necessary to support approval. These pathways do not always lead to a faster development or regulatory review or approval process, and do not provide assurance of ultimate full FDA approval. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

U.S. Marketing Exclusivity

Market exclusivity provisions under the FDCA and the Public Health Service Act can delay the submission or the approval of certain marketing applications. The FDA provides periods of non-patent regulatory exclusivity, which provides the holder of an approved NDA limited protection from new competition in the marketplace. For drugs, five years of exclusivity are available to new chemical entities, or NCEs. An NCE is a drug that contains no active moiety that has been approved by the FDA in any other NDA. An active moiety is the molecule or ion, excluding those appended portions of the molecule that cause the drug to be an ester, salt, including a salt with hydrogen or coordination bonds, or other noncovalent, or not involving the sharing of electron pairs between atoms, derivatives, such as a complex (i.e., formed by the chemical interaction of two compounds), chelate (i.e., a chemical compound), or clathrate (i.e., a polymer framework that traps molecules), of the molecule, responsible for the physiological or pharmacological activity of the drug substance. During the exclusivity period, the FDA may not accept for review or approve an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company that contains the same active moiety. An ANDA or 505(b)(2) application, however, may be submitted one year before NCE exclusivity expires if a Paragraph IV certification of patent invalidity, unenforceability, or non-infringement is filed.

The FDCA alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active ingredient for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a 505(b)(1) NDA; however, an applicant submitting a 505(b)(1) NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy.

Biologics are also entitled to exclusivity under amendments to the Public Health Service Act from the Biologics Price Competition and Innovation Act, or the BPCIA. Under the BPCIA, a reference biological product is granted 12 years of data exclusivity, the period of time during which an innovator’s clinical data cannot be used by other companies, from the time of “first licensure” of the product, and an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. Biosimilarity requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the product and the reference product in terms of safety, purity, and potency, which is generally shown through a combination of analytical studies, animal studies, and a clinical trial or trials. Certain biological products can also be shown to be interchangeable with the original biological product, which requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient, and for products administered multiple times, that the product and the reference product may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products.

The FDA may also grant pediatric exclusivity to drugs, which provides an additional six months of exclusivity running from the expiration date of each other existing regulatory exclusivity period and from the date of each patent listed with FDA. The FDA may also grant pediatric exclusivity to biologics, but that exclusivity will only attach to the reference product and orphan drug exclusivity period, not patents for biological products. To be eligible for pediatric exclusivity, the FDA must issue a Written Request detailing the trials to be performed and the timeframe for their completion. If an applicant agrees to perform the trials as outlined in the Written Request, the applicant must submit trial reports at least nine months prior to the expiry of the exclusivity or patent, as applicable, that is to be extended. The trial reports must demonstrate that the applicant has met the conditions of the Written Request.

U.S. Post-Approval Requirements

Products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product, which include restrictions on promoting products for unapproved uses or patient populations, known as off-label use, and limitations on industry-sponsored scientific and educational activities. After approval, changes to the approved product, manufacturing locations or processes, or labeling are subject to FDA review and approval. Significant changes require prior FDA review and approval. Further, for certain modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, the applicant may be required to submit and obtain prior FDA approval of a new NDA, BLA, or supplement, which may require the development and submission of additional data. There also are continuing, annual user fees due to FDA for any marketed products.

Drug manufacturers and their subcontractors involved in the manufacture and distribution of approved drugs and biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs and impose reporting requirements in the event of a deviation affecting a marketed product. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and other tracking requirements and must notify the FDA of counterfeit, diverted, stolen, and intentionally adulterated products, or products that are otherwise unfit for distribution in the United States. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.

The FDA may withdraw approval of an NDA or BLA for various reasons, including based on new concerns related to safety or effectiveness or if compliance with regulatory requirements and standards is not maintained. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may also result in revisions to the approved labeling to add new safety information, imposition of post-market trials or clinical trials to assess new safety risks, or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences for the failure to meet applicable requirements include, among other things:

•
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•
fines, warning letters, or untitled letters;
•
clinical holds on clinical trials;
•
refusal of the FDA to approve pending applications or supplements to approved applications or suspension or revocation of product approvals;
•
product seizure or detention or refusal to permit the import or export of products;
•
consent decrees, corporate integrity agreements, debarment, or exclusion from federal healthcare programs;
•
mandated modification of promotional materials and labeling and the issuance of corrective information;
•
the issuance of safety alerts, Dear Healthcare Provider letters, press releases, and other communications containing warnings or other safety information about the product; or
•
injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising, and promotion of drugs and biologics. A company may make only those claims relating to safety, efficacy, purity, and potency that are in accordance with the provisions of the approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting false or misleading promotion, including false or misleading promotion of off-label uses. Failure to comply with these requirements may result in, among other things, adverse publicity, warning or other enforcement letters, corrective advertising, product seizure, and other civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labeling.

Other Regulatory Matters

Manufacturing, sales, promotion, and other activities following product approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the United States, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the Department of Health and Human Services, or HHS, (e.g., the Office of Inspector General and Office for Civil Rights), the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, and state and local governments. In the United States, sales, marketing, and scientific/educational programs must also comply with federal and state fraud and abuse laws, data privacy and security laws, transparency laws, and pricing and reimbursement requirements in connection with governmental payor programs, among others. The handling of any controlled substances must comply with the U.S. Controlled Substances Act and Controlled Substances Import and Export Act, as well as applicable state laws. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion, and other activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record keeping, licensing, storage, and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The failure to comply with regulatory requirements subjects companies to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, or refusal to allow a company to enter into supply contracts, including government contracts. In addition, even if a company complies with FDA and other requirements, new information regarding the safety or efficacy of a product could lead the FDA to modify or withdraw product approval. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

Changes in regulations, statutes, or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products, or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

U.S. Patent Term Restoration

Depending upon the timing, duration, and specifics of the FDA approval of our product candidates, some of our future U.S. patents may be eligible for patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. Subject to these 5-year and 14-year limitations, the patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application, where such period occurs after the patent’s issue date, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved product is eligible for the extension and, among other requirements, the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. However, the USPTO may not grant an extension because of, for example, an applicant failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than requested. In the future, we may apply for restoration of patent term for our then owned or licensed patents as to our FDA-approved products to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.

Pricing and Reimbursement

Sales of any pharmaceutical product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. In the United States, no uniform policy exists for coverage and reimbursement for pharmaceutical products among third-party payors. Therefore, decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis and can be a time-consuming process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance or at all. These third-party payors are increasingly reducing reimbursements for medical products and services. The process for determining whether a third-party payor will provide coverage for a product typically is separate from the process for setting the price of such product or for establishing the reimbursement rate that the payor will pay for the product once coverage is approved.

Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication, or place products at certain formulary levels that result in lower reimbursement levels and higher cost-sharing obligation imposed on patients. One third-party payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service. In order to secure coverage and reimbursement for any product candidate that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies to demonstrate the medical necessity and cost-effectiveness of the product candidate, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Whether or not we conduct such studies, our product candidates may not be considered medically necessary or cost-effective. A third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Third-party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development. In the United States, the principal decisions about reimbursement for new products are typically made by CMS, an agency within HHS. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private payors tend to follow CMS to a substantial degree. However, no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. Moreover, as a condition of participating in, and having products covered under, certain federal healthcare programs, such as Medicare and Medicaid, we will be subject to federal laws and regulations that require pharmaceutical manufacturers to calculate and report certain price reporting metrics to the government, such as Medicaid Average Manufacturer Price, or AMP, and Best Price, Medicare Average Sales Price, the 340B Ceiling Price, and Non-Federal AMP reported to the Department of Veteran

Affairs, and with respect to Medicaid, pay statutory rebates on utilization of manufacturers’ products by Medicaid beneficiaries. Compliance with such laws and regulations require significant resources and any findings of non-compliance may have a material adverse effect on our revenues if any of our product candidates are approved.

The Inflation Reduction Act of 2022, or the IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap, impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Specifically, with respect to price negotiations, CMS has negotiated prices for the first ten high-cost drugs paid for by Medicare Part D starting in 2026, which will be followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS has established and will continue to establish maximum prices for these products in price negotiations, we would be fully at risk of government action if our products become the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years. Various industry stakeholders, including certain pharmaceutical companies and industry groups have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The effects of the IRA on our business and the healthcare industry in general is not yet known. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

The containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs and biologics, have been a focus in this effort. The U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost-containment programs, including by passing legislation and regulations designed to control pharmaceutical and biological product pricing, including government price controls, price or patient reimbursement constraints, discounts, restrictions on certain drug access, marketing cost disclosure, transparency measures, requirements for substitution of generic products, and other measures designed to encourage importation from other countries and bulk purchasing. In January 2024, the FDA authorized Florida’s Agency for Health Care Administration’s drug importation program, which is the first step toward Florida facilitating importation of certain prescription drugs from Canada. Authorization of other state programs may follow. In many countries, the prices of products are subject to varying price control mechanisms as part of national health systems. For example, in the European Union, or the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been approved. Some countries may require the completion of additional studies that compare the cost effectiveness of a particular therapy to currently available therapies, or so-called health technology assessments, in order to obtain reimbursement or pricing approval. Other countries may allow companies to fix their own prices for products, but monitor and control product volumes and issue guidance to physicians to limit prescriptions. Efforts to control prices and utilization of pharmaceutical products will likely continue as countries attempt to manage healthcare expenditures. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower. In general, the prices of products under such systems are substantially lower than in the United States. Accordingly, in markets outside the United States, the reimbursement for products may be reduced compared with the United States. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our future net revenue and results if our product candidates are approved in these jurisdictions. Decreases in third-party reimbursement for any of our product candidates or a decision by a third-party payor to not cover our product candidates could reduce physician usage of the product candidates, if approved, and have a material adverse effect on our sales, financial condition, and results of operations.

Other Healthcare Laws and Compliance Requirements

In the United States, drug manufacturers and sponsors are subject to a number of federal and state healthcare regulatory laws that restrict business practices in the healthcare industry. These laws include, but are not limited to, federal and state anti-kickback, false claims, and other healthcare fraud and abuse laws, as described below.

The U.S. federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, receiving or providing any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering, or arranging for, or recommending the purchase, lease, or order of any good, facility, item, or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs.

The federal false claims laws, including the federal FCA, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false, fictitious, or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government or knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Actions under the civil FCA may be brought by the U.S. Attorney General or as a qui tam action by a private individual in the name of the government. Moreover, a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil FCA.

In addition, the civil monetary penalties statute, subject to certain exceptions, prohibits, among other things, the offer or transfer of remuneration, including waivers of copayments and deductible amounts (or any part thereof), to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program.

HIPAA created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services.

HIPAA, as amended by HITECH and their respective implementing regulations, imposes obligations on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” and their respective subcontractors that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information.

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain other healthcare professionals including physician assistants and nurse practitioners and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members.

There are federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics to government programs, and such reported prices may be used in the calculation of reimbursement and/or discounts on approved products.

There are also federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Similar state and local laws and regulations may also restrict business practices in the pharmaceutical industry, such as state anti-kickback and false claims laws, which may apply to business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by patients themselves, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources, state laws and regulations that require drug manufacturers to file reports relating to pricing information and marketing expenditures or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities, and state and local laws that require the registration of pharmaceutical sales representatives.

Violations of any of these laws and other applicable healthcare fraud and abuse laws may be punishable by criminal and civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid), disgorgement and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties, as well as imprisonment, also can be imposed upon executive officers and employees of such companies.

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. For example, implementation of the ACA substantially changed the way healthcare is financed by both governmental and private insurers in the United States and significantly affected the pharmaceutical industry. The ACA, among other things, increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs, required collection of rebates for drugs paid by Medicaid managed care organizations, required manufacturers to participate in a coverage gap discount program, under which they must agree to offer point-of-sale discounts (increased to 70 percent, effective as of January 1, 2019) off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected expanded the types of entities eligible for the 340B drug discount program, expanded eligibility criteria for Medicaid programs, created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research, and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, in June 2021 the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to judicial or Congressional challenges in the future.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011 and subsequent legislation, among other things, created measures for spending reductions by Congress that include aggregate reductions of Medicare payments to providers of 2% per fiscal year, which remain in effect through the first half of 2032. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021 and subsequent legislation, Medicare payments to providers are subject to further reductions in 2025.

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drugs. President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current or future presidential administrations may reverse or otherwise change these measures, both the executive branch and Congress have at times indicated that they will continue to seek new legislative measures to control drug costs.

We cannot predict what healthcare reform initiatives may be adopted in the future. Further federal, state, and foreign legislative and regulatory developments are likely, and we expect ongoing initiatives to increase pressure on drug pricing.

The Foreign Corrupt Practices Act

The FCPA prohibits any U.S. individual or business, as well as its employees, agents, and other representatives, from paying, offering, authorizing payment, or offering of anything of value, directly or indirectly, to any foreign official, political party, or candidate for the purpose of influencing any act or decision of the foreign entity in order to obtain, retain, or direct business. The FCPA also obligates companies whose securities are publicly listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Additional Regulation

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical, and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

Europe and Rest of World Government Regulation

Our regulatory strategy involves filing clinical trial applications, or CTAs, for our early-stage clinical trials in jurisdictions outside of the United States to support enrollment in our clinical trials, which may include Australia and other countries. As a result, in addition to regulations in the United States, we expect to be subject to a variety of regulations in other jurisdictions that we may in the future select to test or commercialize our product candidates, which may govern, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval of a product, we would need to obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the EU, for example, a CTA must be submitted to each country’s national health authority and an EC, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed.

The requirements and process governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCPs and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational drug or biological product under EU regulatory systems, we must submit a MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in the EU member states. The application used to file the NDA in the United States is similar to that required in the EU, with the exception of, among other things, country-specific document requirements.

For other countries outside of the EU, such as Australia, countries in Eastern Europe, Latin America, or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary from country to country. In all cases, again, the clinical trials must be conducted in accordance with GCPs and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we or our potential collaborators fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.

Data Privacy, Information Security and Cybersecurity Laws

In the ordinary course of business, we process personal data, and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, financial information, and data we collect about trial participants in connection with clinical trials, or collectively, sensitive data. Accordingly, we are subject to numerous data privacy and security obligations, including foreign and U.S. federal, state, and local laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations related to data privacy and security.

These data privacy and security laws are evolving and may impose potentially conflicting obligations. Such obligations may include, without limitation, the Federal Trade Commission Act, the EU GDPR, the UK GDPR, the Data Security Program Rule, and HIPAA, as amended by HITECH. In addition, over the past few years, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, and similar laws are being considered in several other states, as well as at the U.S. federal level. These new laws are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance.

Additionally, because we collect personal data from individuals outside of the United States, through clinical trials or otherwise, we are, or may become, subject to foreign data privacy and security laws, such as the EU GDPR. Foreign data privacy and security laws impose significant and complex compliance obligations on entities that are subject to those laws. For example, the EU GDPR applies to any company established in the EEA processing personal data and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes, requiring a legal basis for personal data processing, requiring the appointment of a data protection officer in certain circumstances, imposing transparency obligations in relation to data subjects, requiring data protection impact assessments in certain circumstances, limiting the collection and retention of personal data, establishing rights for data subjects; formalizing a heightened and codified standard for data subject consents, requiring the implementation and maintenance of technical and organizational safeguards for personal data, mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals, and mandating the appointment of representatives in the EU in certain circumstances. For more information, see the risk factor in this Annual Report titled “We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to privacy and cybersecurity. Any actual or perceived failure to comply with such obligations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation (including class claims), negative publicity, or other adverse consequences that could negatively affect our operating results and business, as could changes in such laws, regulations, and other obligations.”

Employees and Human Capital Resources

As of December 31, 2025, we had 384 full-time employees. Of those, 321 were engaged in research and development activities. More than 112 of our employees hold either Ph.D. or M.D. degrees or both. All of our employees are located in the United States. We do not have any employees that are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Our future success depends on our ability to attract, develop, and retain key personnel and maintain our culture among our board of directors, management, and broader workforce. Our human resources objectives include, as applicable, identifying, attracting, retaining, incentivizing, and integrating existing and prospective employees. Our employees have access to a broad range of benefits, including health insurance, a 401(k) plan, equity incentive plans, and other customary employee benefits. The purpose of these benefits is to attract and retain the best available personnel, incentivize our employees, promote the success of our business and strengthen, the mutuality of interest between employees and our stockholders. As these areas directly impact our ability to compete and innovate, they are key focus areas for our board of directors and management.

Scientific Advisory Board

While our team of employees and consultants has a profound knowledge of drug discovery and development, we also seek advice from our scientific advisory board, which is comprised of preeminent researchers including multiple Nobel prize winners, a Howard Hughes Medical Institute investigator and leading experts globally who have conducted foundational research. Our scientific advisory board meets periodically with our board of directors and management to discuss matters relating to our business activities.

Facilities

We currently lease approximately 285,000 square feet of space at our corporate headquarters in Millbrae, California. The Millbrae lease expires in January 2040. We also currently lease and sublease a total of approximately 125,000 square feet of space across two different properties in Hayward, California, for use as office and research and development space. These leases and subleases expire between October 2026 and July 2029. We currently lease approximately 13,000 square feet of space in New York, New York, which expires in June 2028, for use as research and development space, and approximately 36,000 square feet of space in Jersey City, New Jersey, which expires in July 2027, to serve as our East Coast headquarters. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in the opinion of management, would have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm, and other factors.

Corporate Information

We were incorporated in Delaware in July 2019. Our principal executive offices are located at 230 Harriet Tubman Way, Millbrae, CA 94030, and our telephone number is (341) 777-0566.

Available Information

Our website address is https://eikontx.com/. We file reports with the Securities and Exchange Commission, or the SEC, which we make available on our website free of charge. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, each of which is provided on our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. We do not incorporate the information on, or accessible through, our website into this Annual Report, and you should not consider any information on, or accessible through, our website as part of this Annual Report. We have included our website address in this Annual Report solely as an inactive textual reference.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. In deciding whether to invest, you should carefully consider and read the following risk factors, as well as the financial and other information contained in this Annual Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report. Any of the following risks could have a material adverse effect on our business, financial condition, results of operations, or prospects and cause the value of our stock to decline, which could cause you to lose all or part of your investment. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, also may become important factors that affect us.

Risks Related to Our Business, Limited Operating History, and Financial Position

We are a late clinical-stage biotechnology company with a limited operating history and a history of incurring substantial net losses, have no products approved for commercial sale, have never generated revenue from product sales, and may never achieve or maintain profitability.

We are a late clinical-stage biotechnology company with a limited operating history. Consequently, it may be more difficult to evaluate our business, and predictions about our future may not be as accurate as they could be if we had a longer operating history. We were formed in July 2019 and have devoted substantially all of our resources since that time to research, engineering, and development activities, including the clinical development of our clinical-stage product candidates EIK1001, EIK1003, and EIK1004, which were in-licensed, and EIK1005, and other preclinical programs, the development of our technology platform, including the engineering of the hardware, software, reagents, and processes that we use to conduct single molecule tracking and other techniques, recruiting management and technical staff, developing and establishing our intellectual property portfolio, entering into collaboration agreements to further our development programs, building our facilities, including our new site in Millbrae, California, infrastructure to support such activities, and raising capital. We are currently conducting a Phase 2/3 registrational trial for EIK1001 in combination with pembrolizumab for the treatment of patients with advanced melanoma. For patients with non-small cell lung cancer, or NSCLC, we are conducting a Phase 2 trial, and recently initiated site selection for a Phase 2/3 registrational trial, for EIK1001 in combination with pembrolizumab and chemotherapy. For EIK1003, we are conducting a Phase 1/2 trial in ovarian, breast, prostate, and pancreatic cancers. We have also recently initiated Phase 1/2 trials for EIK1004 and for EIK1005. The rest of our programs remain in preclinical development.

We continue to incur significant research, development, and other expenses related to our ongoing operations. The success of our business depends primarily upon our ability to identify, develop, and commercialize our product candidates.

We do not have any products approved for sale and have not generated any revenue from product sales to date. We do not know whether we will be able to develop any product candidates of commercial value. We do not expect to generate product revenues unless and until we obtain marketing approval for a product candidate. We have not yet submitted an application for marketing approval for a product candidate in any jurisdiction. Investing in biotechnology product development is highly speculative because of the significant risk that, despite significant investment, any potential product candidate may fail to demonstrate adequate effectiveness or an acceptable safety profile, gain regulatory approval, or become commercially viable.

We have incurred net losses since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. For the years ended December 31, 2025 and 2024, we reported a net loss of $324.2 million and $243.8 million, respectively. As of December 31, 2025, we had an accumulated deficit of $920.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue research and development efforts for our product candidates, advance our product candidates through preclinical studies and clinical trials, and seek regulatory approvals.

We anticipate that our expenses will increase substantially as we:

•
continue to progress the clinical development of our product candidates, including our four most advanced product candidates: EIK1001, EIK1003, EIK1004, and EIK1005, and our preclinical development of EIK1006;
•
invest in our target selection and drug screening programs and develop any additional product candidates;
•
establish and expand the manufacturing of preclinical and clinical supply of our current and future product candidates;
•
seek regulatory approvals for any of our current product candidates or any future product candidates;
•
establish a sales, marketing, manufacturing, and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval, if any;

•
attract, hire, and retain qualified clinical, scientific, operations, commercial, and management personnel;
•
add and maintain operational, financial, and information management systems;
•
obtain, protect, maintain, enforce, defend, and expand our intellectual property and other proprietary rights, or acquire or in-license intellectual property, and other proprietary rights and technologies, from third parties;
•
experience any delays in our preclinical studies or clinical trials, or regulatory approval for our product candidates, including as a result of delays in patient enrollment as well as macroeconomic conditions, geopolitical conflicts, or other factors; and
•
incur additional legal, accounting, or other expenses in operating our business, including the costs associated with operating as a public company.

To become and remain profitable, we must develop and, either directly or through collaborators, eventually commercialize products with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials, obtaining marketing approval for product candidates, manufacturing, marketing, and selling products if we obtain marketing approval, obtaining market acceptance for such products, and satisfying any post-marketing requirements from the United States Food and Drug Administration, or FDA, and/or foreign regulatory authorities. We may not succeed in any or all of these activities and, even if we do, we may not generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company, and could impair our ability to raise capital, maintain our research and development efforts, expand our business, or continue our operations.

Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We also may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business, financial condition, results of operations, and prospects. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

We will require substantial additional capital to finance our operations and achieve our business objectives. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce, or eliminate one or more of our research and product development programs or future commercialization efforts.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive, and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since our inception. We expect to continue to incur substantial expenditures to advance our current and future preclinical and clinical development programs, and seek regulatory approval for our product candidates. In addition, even if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales, and distribution. Furthermore, we will incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional capital in connection with our continuing operations.

Because the design and outcome of our planned and anticipated preclinical studies and clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate.

Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•
the scope, progress, results, and costs of drug discovery, preclinical development, and planned clinical trials for our current or future product candidates, including additional expenses attributable to adjusting our development plans;
•
the scope, prioritization, and number of our research and development programs and clinical trials required for regulatory approval of our current or future product candidates;

•
the costs, timing, and outcome of regulatory review of our current or future product candidates;
•
our ability to establish or maintain collaboration, license, or other similar agreements, and the achievement of milestones or occurrence of other developments that trigger payments or other obligations under any existing or additional collaboration, license, or similar agreements;
•
the costs associated with acquiring or licensing additional product candidates, technologies, or assets, including the timing and amount of any milestones, royalties, or other payments due in connection with acquisitions and licenses;
•
the costs of preparing, filing, and prosecuting patent applications, obtaining, maintaining, and enforcing our intellectual property and other proprietary rights, and defending intellectual property-related claims;
•
the cost of continuing to invest in our technology platform, including our proprietary single molecule tracking, or SMT, system, and our drug discovery efforts to identify novel targets and drug candidates;
•
the costs associated with being a public company, including our need to implement additional internal systems and infrastructure, including financial and reporting systems;
•
the cost of securing manufacturing arrangements for clinical and commercial production and establishing or contracting for sales and marketing capabilities, if we obtain regulatory clearances to market our current or future product candidates, including the cost of any third-party products used as combination agents in our clinical trials;
•
the effect of competing technological and market developments;
•
the costs and timing of future commercialization activities, including marketing, sales, and distribution, for any of our product candidates for which we receive marketing approval;
•
the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
•
our ability to achieve sufficient market acceptance, coverage, and adequate reimbursement from third-party payors, and adequate market share and revenue for any approved products;
•
patients’ willingness to pay out-of-pocket for any approved products in the absence of coverage or adequate reimbursement from third-party payors; and
•
the impact of inflation, as well as other factors, including economic uncertainty and geopolitical tensions, which may exacerbate the magnitude of the factors discussed above.

Until such time as we can generate significant revenue from sales of our product candidates, if ever, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements, or other sources. Our ability to raise additional funds will be dependent on financial, economic and market conditions, geopolitical issues, and other factors, over which we may have limited or no control. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy. As a result, we may have to delay, reduce the scope of, suspend, or eliminate one or more of our research-stage programs, clinical trials, or future commercialization efforts.

Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or current or future product candidates.

Even if we believe that we will have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if there are specific strategic considerations for doing so. To the extent that we raise such additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring and distributing dividends, and may be secured by all or a portion of our assets.

If we raise funds by entering into collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms, including royalties, that may not be favorable to us, any of which may harm our business, financial condition, results of operations, and prospects. See the risk factors in this Annual Report titled “—We rely on license, collaboration, and other similar agreements to provide rights to the core intellectual property relating to most of our current product candidates, including our most advanced product candidate, EIK1001. These agreements impose significant milestone payments and other obligations on us. If we fail to comply with the obligations of our current or any future license, collaboration, or other similar agreements for our product candidates, or otherwise experience disruptions to our business relationships with our current or future licensors or collaborators, we could lose license or other rights that are important to our business, and hence lose the ability to continue the development and commercialization of our product candidates, if approved” and “We have entered, and may in the future enter, into additional collaboration arrangements, which are important to our business. If we are unable to enter into new collaborations, or if we fail to realize the benefits of any current or future collaboration arrangements, our business, financial condition, results of operations, and prospects could be adversely affected.” If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our research, product development, or future commercialization efforts, or grant rights to third parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our business depends entirely on the success of our product candidates and development programs, including EIK1001, EIK1003, EIK1004, EIK1005, EIK1006, and our ARv7 program, and we cannot guarantee that any or all of our current or future product candidates will successfully complete clinical development, receive regulatory approval, or be successfully commercialized. If we are unable to develop, receive regulatory approval for, and successfully commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We currently have no products approved for commercial sale or for which regulatory approval to market has been sought. We have invested the majority of our efforts and financial resources in the identification of our product candidates and their development programs, each of which is still in preclinical or clinical development, and expect that we will continue to invest heavily in the development of these product candidates, as well as in any future product candidates we may develop. Our business and our ability to generate revenue are substantially dependent on our ability to develop, obtain regulatory approval for and, if approved, successfully commercialize our product candidates, which may never occur.

Our product candidates and development programs will require substantial additional preclinical and clinical development time, regulatory approval, commercial manufacturing arrangements, the establishment of a commercial organization, significant marketing efforts, and further investment before we may generate any revenue from product sales. We cannot assure you that we will meet our timelines for our current or future clinical trials, which may be delayed or not completed for a number of reasons. Our product candidates are susceptible to the risks of failure inherent at any stage of preclinical and clinical development, including the appearance of unexpected adverse events or failure to achieve the designated endpoints of our clinical trials.

Even if our product candidates are successful in clinical trials, we will not be permitted to market or promote any of our product candidates until we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval to allow us to successfully commercialize any product candidates. If we do not receive FDA or comparable foreign regulatory approval with the necessary conditions to allow commercialization, we will not be able to generate revenue from those product candidates in the United States or elsewhere in the foreseeable future, or at all. Any significant delays in obtaining approval for and commercializing our product candidates could adversely affect our business, financial condition, results of operations, and prospects.

The FDA or comparable foreign regulatory authorities may also consider their approvals of competing products concurrently with their review of our new drug applications, or NDAs, investigational new drug applications, or INDs, or other submissions. That review may lead to changes in the review requirements that had been previously communicated to us and our interpretation thereof, including changes to requirements for clinical data or clinical trial design. Such changes could delay approval or necessitate the withdrawal of our NDAs, INDs, or other submissions.

If our product candidates are approved for marketing by applicable regulatory authorities, our ability to generate revenue from any approved products will depend on our ability to:

•
receive regulatory approval for the targeted patient populations, and the ability to make claims that are necessary or desirable for successful marketing;
•
manufacture products ourselves or through contract manufacturing organizations, or CMOs, in sufficient quantities and at acceptable quality and manufacturing cost to meet commercial demand at launch and thereafter;
•
price our products competitively such that third-party and government reimbursement supports broad product adoption;
•
demonstrate the superiority of our products compared to the standard of care, as well as other therapies in development;
•
create market demand for our products through our own marketing and sales activities, and any other arrangements to promote these products that we may otherwise establish;
•
establish and maintain agreements with wholesalers, distributors, pharmacies, and group purchasing organizations on commercially reasonable terms;
•
obtain, maintain, protect, enforce, and defend patent and other intellectual property and proprietary rights and regulatory exclusivity for our products;
•
maintain compliance with applicable laws, regulations, and guidance specific to commercialization, including interactions with healthcare professionals, patient advocacy groups, and communication of healthcare economic information to payors and formularies;
•
achieve market acceptance of our products by patients, the medical community, and third-party payors;
•
maintain a distribution and logistics network capable of product storage within our specifications and regulatory guidelines, and further capable of timely product delivery to commercial clinical sites; and
•
ensure that our product will be used as directed and that additional unexpected safety risks will not arise.

If we do not achieve these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would harm our business.

We may not be successful in applying our technology platform to identify or develop safe, effective, or commercially viable product candidates.

Our technology platform is central to our belief that by quantitating the dynamics of proteins in their full, living, cellular context, we can improve the speed and probability of success of drug development, as well as the identification of clinically relevant biomarkers. Our technology platform is centered around our proprietary SMT system, integrating tools such as custom-engineered super-resolution microscopy, bespoke automation, advanced data science, and software packages capable of processing petabyte-scale datasets. While we believe that we can generate important scientific insights by understanding protein behavior at a molecular level inside intact living cells from human cell lines, thereby accelerating the identification of novel agents that would prove clinically valuable, EIK1005 is the only product candidate in clinical development that has leveraged our technology platform. Rights related to all other clinical-stage products candidates are in-licensed. EIK1006, which also leveraged our technology platform, is still in preclinical studies and it is possible that it may not advance to clinical trials. There can be no certainty that our technology platform will lead to the identification of clinically relevant biomarkers or additional clinical product candidates, or improve the speed and probability of success of drug development in the manner which we expect, if at all.

Our technology platform depends upon the continuous, effective, and reliable operation of our software, hardware, databases, and related tools and functions, as well as the integrity of our data. Our ability to develop drug candidates depends in large part on our ability to enhance and improve our platform. The success of any enhancement to our platform depends on several factors, including (i) innovation in hardware solutions, (ii) increased computational storage and processing capacity, (iii) development of more advanced algorithms, and (iv) generation of additional biological and chemical data, such as that which underpins our ability to identify important and emerging use cases, and to quickly develop new and effective innovations that address those use cases.

We have invested, and expect to continue to invest, in research and development efforts that further enhance our technology platform. These investments may involve significant time, risks, and uncertainties, including the risks that any new software, biological, chemical, or hardware enhancement, or the integration of software or hardware from third-party licensors, may not be introduced in a timely or cost-effective manner, may not keep pace with technological developments, or may not achieve the functionality necessary to generate significant insights to improve the speed or probability of drug discovery or development. Moreover, similar technologies may be developed that provide significant advantages over ours, which could adversely affect the return from the investment in our technology platform.

Our proprietary software tools, hardware, and datasets are inherently complex. We have from time to time found defects, vulnerabilities, or other errors in our software and hardware that produce the datasets we use to discover new drug candidates, and new errors with our software and hardware may be detected in the future. The risk of errors is particularly significant when new software or hardware is first introduced, or when new versions or enhancements of existing software or hardware are implemented. Errors may also result from the interface of our proprietary software and hardware tools with our data or with third-party systems and data. Any errors, defects, disruptions, or other performance problems with our software, hardware, or datasets could hurt our ability to gather valuable insights that we intend to use to assist in developing our current and future product candidates and hence accelerate our discovery of new drugs. We have experienced and expect that in the future we may again experience interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. See the risk factor in this Annual Report titled “—If our information technology systems, or those used by our CROs, CMOs, clinical sites, or other contractors, consultants, or third parties with whom we work, or our data are or were compromised, including by system failures, security incidents, or loss or leakage of data, or otherwise disrupted, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or action, litigation, fines and penalties, disruptions of our business operations, reputational harm, and other adverse consequences.”

If we are unable to successfully enhance our technology platform, or if there are any defects or disruptions in our technology platform that are not timely resolved, our ability to identify and develop new product candidates could be materially and adversely impacted, and our reputation, business, operating results, and prospects could be materially harmed.

Even if our technology platform performs its intended functions, we may be unable to use the discoveries resulting from the platform to produce new therapies. If we are unable to use our platform to develop and market new drugs or therapies, our business may fail or we may never become profitable.

We are dependent on the services of our key leaders, and our future success depends on our ability to retain these individuals and to attract and retain qualified personnel.

We are highly dependent upon Roger M. Perlmutter, M.D., Ph.D., our Chief Executive Officer, and Roy Baynes, M.D., Ph.D., our Chief Medical Officer, and losing the services of either of these individuals could delay or prevent the successful development of our product candidates, the initiation or completion of our preclinical studies and clinical trials, or the commercialization of our product candidates. The employment agreements of both officers with us are terminable by them at will and, therefore, we may not be able to retain their services as expected. We currently do not maintain “key person” insurance for any of our executives or employees.

Our success also depends in part on our continued ability to attract, retain, and motivate highly qualified management and clinical and scientific personnel. We may not be successful in continuing to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biopharmaceutical, biotechnology, and other businesses and academic institutions. If we are not able to attract, integrate, retain, and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of such objectives, our ability to raise additional capital, and our ability to implement our business strategy.

We use AI/ML to enable our analysis of the internal data generated from our technology platform, and for certain other uses in connection with our business. Defects in, or loss of access to, our data may impair our ability to discover or develop targets or product candidates.

We use artificial intelligence, or AI, and machine learning, or ML, to enable our analysis of the data generated through our technology platform. We also use, and may in the future use, AI/ML to perform other tasks in connection with our business. If access to this data is lost or limited, it may delay or otherwise adversely affect our ability to develop our product candidates. Our competitors may render our approach obsolete, by advances in existing technological approaches or the development of new or different approaches, potentially eliminating the advantages in our drug discovery process that we believe we derive from our research approach and proprietary technologies.

The occurrence of any of these events could prevent us from leveraging our AI/ML capability and software to help us identify potential product candidates through our technology platform and have a material adverse effect on our business, financial condition, results of operations, or prospects. See the risk factor in this Annual Report titled “—If our information technology systems, or those used by our CROs, CMOs, clinical sites, or other contractors, consultants, or third parties with whom we work, or our data are or were compromised, including by system failures, security incidents, or loss or leakage of data, or otherwise disrupted, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or action, litigation, fines and penalties, disruptions of our business operations, reputational harm, and other adverse consequences.”

While not directly related to our AI/ML capabilities, other uses of AI systems have additional risks, including around generative AI. Although AI systems may help provide more tailored experiences, if the content, analyses, or recommendations that AI systems assist in producing in our technology platform are, or are perceived to be, deficient, inaccurate, biased, unethical, or otherwise flawed, our reputation, competitive position, and business may be materially and adversely affected. To the extent that we do not have sufficient rights to use the data or other material or content used in or produced by the AI tools used in our business, or if we experience cybersecurity incidents in connection with our use of AI, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, privacy, data protection and cybersecurity, publicity, contractual, or other rights. In addition, the regulatory framework for AI and similar technologies, and automated decision making, is changing rapidly.

As the utilization of AI/ML becomes more prevalent, we anticipate that it will continue to present new or unanticipated ethical, reputational, technical, operational, legal, competitive, and regulatory issues, among others. Because these technologies are themselves highly complex and rapidly developing, it is not possible to predict all of the legal or regulatory risks that may arise relating to our use of such technologies. We expect that the continued incorporation of AI/ML in our business will require additional resources, including the accumulation of additional costs, to develop and maintain our technology and features to minimize potentially harmful or unintended consequences, to comply with applicable and emerging laws and regulations, to maintain or extend our competitive position, and to address any ethical, reputational, technical, operational, legal, competitive, or regulatory issues which may arise as a result of any of the foregoing. As a result, the challenges presented with our use of AI/ML could adversely affect our business, financial condition, and results of operations.

Product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of any product candidates, which could adversely affect our business, financial condition, results of operations, and prospects.

As we conduct clinical trials of our current or future product candidates, we are exposed to significant product liability risks inherent in the development, testing, manufacturing, and marketing of new treatments, and we face an even greater risk if we commercialize any products we may develop. Product liability claims could delay or prevent completion of our development programs. Regardless of the merits or eventual outcome, product liability claims may result in decreased demand for our product candidates, termination of clinical trial sites or entire trial programs, withdrawal of clinical trial participants, initiation of investigations by regulators, injury to our reputation and significant negative media attention, significant time and costs to defend the related litigation, a diversion of management’s time and our resources from our business operations, substantial monetary awards to trial participants or patients, loss of revenue, the inability to commercialize products that we may develop, and a decline in our stock price. While we currently hold product liability insurance coverage, we may need to obtain higher levels of product liability insurance for later stages of clinical development or marketing any of our product candidates. Any insurance we may obtain to cover product liability or other claims may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability or other claims that could adversely affect our business, financial condition, results of operations, and prospects. A successful product liability claim or series of claims brought against us could decrease our cash and could adversely affect our business, financial condition, results of operations, and prospects.

Our employees, independent contractors, principal investigators, CROs, consultants, commercial partners, and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could adversely affect our business, financial condition, results of operations, and prospects.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, contract research organizations, or CROs, consultants, commercial partners, and vendors. Misconduct by these parties could include failures to comply with FDA regulations or comparable foreign regulations, to provide accurate information to the FDA or comparable foreign regulatory authorities, to comply with federal, state, or foreign healthcare fraud and abuse laws and regulations, to comply with manufacturing standards we have established, to report financial information or data on time, completely or accurately, to disclose unauthorized activities to us, or to comply with comparable foreign requirements. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal, and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid or comparable foreign equivalents, additional integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly and time consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

We have entered, and may in the future enter, into additional collaboration arrangements, which are important to our business. If we are unable to enter into new collaborations, or if we fail to realize the benefits of any current or future collaboration arrangements, our business, financial condition, results of operations, and prospects could be adversely affected.

A key part of our strategy is to strategically evaluate and, as we deem appropriate, enter into collaborations or partnerships, including with major biotechnology or pharmaceutical companies, to advance our current or future product candidates. We have entered into collaborations with Seven and Eight Biotherapeutics Corp. and related entities, collectively known as Seven and Eight, Superb Wisdom Limited, or SW, Impact Therapeutics (Shanghai) Inc., or Impact, and MSD International Business GmbH, or MSD, to conduct various research and development activities. We have limited capabilities for product development and do not yet have any capability for commercialization. Accordingly, we may in the future continue to enter into collaborations with other companies to partner with and/or provide us with funding for our programs and technology. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. Further, any of our existing or future collaborations that we enter into may not be successful. The success of our collaboration arrangements now or in the future will depend heavily on the efforts and activities of our collaborators.

Our current collaborations and any future collaborations we enter into pose a number of other risks, including the following:

•
collaborators may have significant discretion in determining the efforts and resources that they will apply;
•
collaborators may not perform their obligations as expected;
•
collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs or license arrangements based on clinical trial or test results, changes in the collaborators’ strategic focus, or available funding or external factors, such as a strategic transaction that may divert resources or create competing priorities;
•
collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;
•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates;
•
collaborators may own or co-own intellectual property covering our product candidates that results from our collaboration with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property;
•
product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates, if approved;
•
collaborators may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution, or marketing of a product candidate or product;
•
collaborators with marketing, manufacturing, and distribution rights to one or more of our product candidates that achieve regulatory approval, if any, may not commit sufficient resources to or otherwise may not perform satisfactorily in carrying out the marketing and distribution of such product or products;
•
a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws, resulting in civil or criminal proceedings;
•
we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;
•
we may be required to invest resources and attention into such collaborations, which could distract from other business objectives;
•
disagreements with collaborators, including disagreements over intellectual property and other proprietary rights, contract interpretation, or the preferred course of development, might cause delays or terminations of the research, development, or future commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
•
collaborators may seek to amend or modify the terms of, or terminate, any collaboration;

•
collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in such a way as to invite actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
•
collaborators may infringe the intellectual property or other proprietary rights of third parties, which may expose us to litigation and potential liability;
•
if a collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate the development or future commercialization of any product candidate licensed to it by us; and
•
collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates, if approved.

Collaboration agreements may not lead to development or commercialization of product candidates, if approved, in the most efficient manner, or at all. If our collaborations do not result in the successful discovery, development, and future commercialization of product candidates, if approved, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or royalty or other payments we are owed under such collaboration, and could be required to raise additional capital to pursue further development or future commercialization of the applicable product candidates. Additionally, if one of our collaborators terminates its agreement with us, we may lose rights that are important to our business, or find it more difficult to attract new collaborators, and our perception in the business and financial communities could be adversely affected.

We face significant competition in seeking appropriate partners for our product candidates, and the negotiation process is time-consuming and complex. To successfully partner our product candidates, potential partners must view these product candidates as economically valuable in markets they determine to be attractive in light of the terms that we are seeking, and as compared with other products available for licensing by other companies.

Collaborations are complex, expensive, and time-consuming to negotiate and document. We may also be restricted under existing collaboration agreements from entering into future collaboration agreements on certain terms with potential collaborators. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. Moreover, we face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for a collaboration will depend upon, among other things, our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or applicable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, and the existence of uncertainty with respect to its ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborators may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for its product candidates. Additionally, our collaboration agreements may contain non-competition provisions that could limit our ability to enter into strategic collaborations with future collaborators or restrict our ability to commercialize product candidates on our own, if approved.

If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization, if approved, or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or future commercialization activities at our own expense. If we elect to increase our expenditures to fund development or future commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms, or at all. If we fail to enter into collaborations or do not have sufficient funds or expertise to undertake the necessary development and future commercialization activities, we may not be able to develop our product candidates, bring them to the market, if approved, and generate revenue from sales of drugs, or continue to develop our technology, and our business, financial condition, results of operations, and prospects could be adversely affected. Even if we are successful in our efforts to establish new strategic partnerships, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such strategic partnerships if, for example, development or approval of a product candidate is delayed, or sales of any approved product are disappointing. Any delay in entering into new strategic partnership agreements related to our product candidates could delay the development and future commercialization of our product candidates, if approved, and reduce their competitiveness even if they reach the market. See the section of this Annual Report titled “Business—License and Collaboration Agreements” for more information on our collaboration agreements.

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which could result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

We identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We did not design and maintain effective controls related to the evaluation of the accounting considerations for complex terms in lease arrangements. The material weakness resulted in the restatement of the condensed balance sheet and condensed statement of cash flows as of and for the nine months ended September 30, 2025. Additionally, this material weakness could result in misstatements to lease-related accounts or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

We are taking steps to remediate the material weakness and to strengthen our internal control over financial reporting. The material weakness will not be considered remediated until management completes the design and implementation of the controls and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. The measures we will take may not be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses. If the steps we take do not remediate the material weakness in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected.

Our management will not be required to evaluate the effectiveness of our internal control over financial reporting until our second Annual Report on Form 10-K after our initial public offering. As part of that evaluation, we may identify additional control deficiencies that are determined to constitute one or more material weaknesses. In addition, there can be no assurance that our remediation efforts will be successful, that our internal control over financial reporting will be effective as a result of these efforts, or that any future control deficiencies identified may not be material weaknesses that would be required to be reported in future periods.

We may become subject to litigation, which could result in substantial costs and divert management’s attention and resources from our business.

From time to time, we may become involved in litigation or other legal proceedings relating to claims arising in the ordinary course of business or otherwise, including claims related to employment matters, security of patient, employee, and other personal data, product liability, intellectual property and other proprietary rights, or contractual relations with current or past collaborators or licensors. Any litigation we become party to could be costly and time-consuming and we cannot assure you that we would ultimately prevail. If we receive an adverse judgment in any litigation, we could be required to pay substantial damages that may not be covered by our insurance in full or at all. Expenses and damages relating to litigation can be difficult to predict. Regardless of its merit, litigation can be complex, extend for a protracted period of time, divert management’s attention and resources, and be expensive. Litigation initiated by us could also result in counterclaims against us, which could increase the costs associated with the litigation and result in our payment of damages or other judgments against us.

We or the third parties upon whom we depend may be adversely affected by natural or manmade disasters.

Our current operations are concentrated predominantly in Millbrae, California, New York, New York, and Jersey City, New Jersey. Any unplanned event, such as a flood, explosion, extreme weather condition, epidemic or pandemic, power outage, telecommunications failure, or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and may have significant negative consequences on our financial condition, results of operations, and prospects. Any similar impacts of natural or manmade disasters on our third-party CMOs, CROs, or other third parties on whom we rely could cause delays in our clinical trials, and may have a material and adverse effect on our ability to operate our business and have significant negative consequences on our financial condition, results of operations, and prospects. If any such natural or manmade accidents or incidents occurred and prevented us from using our clinical sites, prevented or limited patient enrollment, affected clinical supply or the conduct of our clinical trials, damaged critical infrastructure, such as the manufacturing facilities of our third-party CMOs or CROs, or otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we and our CMOs and CROs have in place may prove inadequate in the event of a serious disaster or similar event. In the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance we currently carry will be sufficient to satisfy any damages and losses. If our facilities, or the facilities of our CMOs or CROs, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our development programs may be harmed. Any business interruption could adversely affect our business, financial condition, results of operations, and prospects.

Unfavorable global economic conditions, including any adverse macroeconomic conditions or geopolitical events, could adversely affect our business, financial condition, results of operations, or prospects.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks, and uncertainty about economic and geopolitical stability. A severe or prolonged economic downturn, global financial or political crises, or geopolitical events including the ongoing conflict between Russia and Ukraine and the recent commencement of hostilities in Iran, could result in a variety of risks to our business, including delayed clinical trials or preclinical studies, delayed approval of our product candidates, delayed ability to obtain patents and other intellectual property protection, weakened demand for our product candidates, if approved, or weakened ability to raise additional capital when needed on acceptable terms, if at all. The extent of the impact of these conditions on our operational and financial performance, including our ability to execute on our business strategies and initiatives in the expected timeframe, as well as that of third parties upon whom we rely, will depend on future developments, which are uncertain and cannot be predicted. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely affect our business. Furthermore, continued market volatility or a general economic downturn could cause our stock price to decline as a result of factors unrelated to our performance.

Changes in U.S. government policies, including those with respect to China, increased tariffs, and reductions in federal research funding, could adversely affect our business.

Significant political, trade, or regulatory developments in the jurisdictions in which we may sell our products, if approved, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, policy actions by the current presidential administration, including the imposition of new tariffs on imported materials and goods from certain foreign countries, including Canada, Mexico, and China, and the temporary freeze on federal grants and loans, may have an adverse impact on our business.

In April 2025, the current presidential administration imposed a baseline ten percent tariff on imports from all nations importing goods to the United States, with that baseline supplemented in certain cases by additional tariffs that vary by nation, product, or industry. Retaliatory tariffs on U.S. goods have been imposed by, among others, China, Canada, and the European Union, or the EU, which could impact inflation rate, increase the cost of goods, and adversely affect our business. On February 20, 2026, the U.S. Supreme Court ruled against the current presidential administration’s use of tariffs under the International Emergency Economic Powers Act, or IEEPA. However, in response to the U.S. Supreme Court ruling, the current presidential administration imposed a new worldwide tariff under other legal authority, effective for 150 days from February 24, 2026. While the baseline tariff has been temporarily reduced, the underlying trade tensions and the potential reimposition of elevated tariffs may continue to pose risks to global supply chains and economic relations. Historically, tariffs have led to increased political tensions, between not only the United States and China, but also between the United States and other countries in the international community. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including, but not limited to, U.S. and China trade policies, could have a material adverse effect on our financial condition or results of operations. In addition, increased tariffs on critical raw materials, components, and finished goods could raise our production costs and disrupt our supply chain, which could adversely affect our clinical development activities.

Additionally, reduction in or suspension of certain federal research grants may negatively affect our industry. Any prolonged reductions in such funding could slow innovation, delay collaborations, and limit the adoption of new technologies that contribute to our business growth. If these or similar policy changes continue or expand, we may face increased costs. Although we cannot predict the full extent of these impacts, any prolonged disruption could adversely affect our business, financial condition, and results of operations.

Risks Related to Research, Development, and Commercialization

Many of our product candidates/programs are still in preclinical or early-stage clinical development. We have not yet completed any pivotal clinical trials with our product candidates, and we may be unable to do so for any product candidates we are currently developing or may develop in the future. If we are unable to advance our product candidates through clinical development, obtain regulatory approval, and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

Many of our product candidates/programs are in preclinical or early-stage clinical development. We have not yet completed any pivotal clinical trials, obtained regulatory approvals, manufactured a commercial scale product (or arranged for a third party to do so on our behalf), or conducted sales and marketing activities necessary for successful commercialization of any of our product candidates. Aside from EIK1001, which is our most advanced product candidate currently being evaluated in a Phase 2/3 registrational trial in combination with pembrolizumab for the treatment of patients with advanced melanoma, as well as a Phase 2 trial and Phase 2/3 registrational trial (for which we recently initiated site selection) in combination with pembrolizumab and chemotherapy for the treatment of patients with NSCLC, all of our other development programs are either in early-stage clinical development, or will need to progress through IND-enabling studies and receive authorization from the FDA or a comparable foreign regulatory authority to proceed under an IND or other submission prior to initiating clinical development. We may not be able to file INDs or other submissions for any of our preclinical product candidates on the timelines we expect, or at all. Even if we submit an IND or other submission for a product candidate, the FDA or a comparable foreign regulatory authority may not clear the IND or other submission and allow us to begin clinical trials in a timely manner, or at all. The timing of submissions of INDs or other submissions for our product candidates will be dependent on further preclinical and manufacturing success. Commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and comparable foreign regulatory authorities. Any guidance we receive from the FDA or comparable foreign regulatory authorities is subject to change. These regulatory authorities could change their position, including, on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. Furthermore, the recent turnover at the FDA under the current presidential administration could lead to further delays and unpredictability in FDA’s clinical development and/or regulatory approval processes, which could adversely affect our ability to advance the development of our product candidates/programs.

If we are required to conduct additional clinical trials or other testing of our product candidates/programs beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive, or if there are safety concerns, we may:

•
be delayed in obtaining marketing approval for our product candidates;
•
not obtain marketing approval at all;
•
obtain approval for indications or patient populations that are not as broad as intended or desired;
•
be subject to post-marketing requirements to conduct additional clinical trials; or
•
be required to have the product removed from the market after obtaining marketing approval.

Preclinical and clinical development is a lengthy and expensive process, with uncertain timelines and uncertain outcomes. If preclinical studies or clinical trials of our product candidates are prolonged or delayed, we may be unable to obtain required regulatory approvals, and therefore may be unable to commercialize our product candidates or any of our future product candidates on a timely basis, or at all.

All of our product candidates are either in preclinical or early clinical development, except for EIK1001, which is currently being evaluated in a Phase 2/3 registrational trial in combination with pembrolizumab for the treatment of patients with advanced melanoma, as well as a Phase 2/3 trial in which we recently initiated site selection, in combination with pembrolizumab and chemotherapy for the treatment of patients with NSCLC. The risk that our product candidates fail to proceed successfully through clinical development is high. We expect it could be many years before we commercialize any product candidate, if ever. The product candidates we are developing are novel and unproven, which makes it difficult to accurately predict the challenges we may face with respect to our product candidates as they proceed through development. It is also impossible to predict whether our clinical trials will proceed through registrational trials, and when or if any of our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and lengthy, complex, and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. Commencing any future clinical trials is subject to finalizing the trial design and submitting an IND and/or protocols to the FDA or a comparable foreign regulatory authority. Even after we make our submission, the FDA or comparable foreign regulatory authority could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our trial design, which may require us to complete additional studies or trials, amend our protocols, or impose stricter conditions on the commencement of clinical trials. Furthermore, the recent turnover at the FDA under the current presidential administration could lead to further delays and unpredictability in FDA’s regulatory approval process, which could adversely affect our ability to advance the development of our product candidates.

Where possible, we are conducting our own clinical trials rather than outsourcing them to CROs. Although we believe that this strategic decision has benefits, as an organization, we have not completed any clinical trials. Accordingly, our decision to conduct our own clinical trials may enhance the risks described in this risk factor.

We expect to continue to rely in part on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, including the participant enrollment process, and we have limited influence over their performance. We may experience delays in initiating or completing clinical trials due to unforeseen events or otherwise, that could delay or prevent our ability to receive marketing approval or commercialize our current and any future product candidates, including:

•
regulators, such as the FDA or comparable foreign regulatory authorities, Institutional Review Boards, or IRBs, or Ethics Committees, or ECs, may impose additional requirements before permitting us to initiate a clinical trial, may not authorize us or our investigators to commence or conduct a clinical trial at a prospective trial site, may not allow us to amend trial protocols, or may require that we modify or amend our clinical trial protocols;
•
delays in reaching, or failing to reach, agreement on acceptable terms with trial sites and CROs, the terms of which can be subject to extensive negotiation and may vary significantly;

•
clinical trial sites deviating from trial protocol or dropping out of a trial;
•
the number of participants required for clinical trials may be larger than we anticipate, enrollment in clinical trials may be slower than we anticipate, or participants may drop out or fail to return for post- treatment follow-up at a higher rate than we anticipate;
•
the cost of clinical trials may be greater than we anticipate, or we may have insufficient funds for a clinical trial;
•
the quality or quantity of data relating to our product candidates or other materials necessary to conduct our clinical trials may be inadequate to initiate or complete a given clinical trial;
•
supply or quality of product candidates, or of components of product candidates, or materials or other supplies necessary for the conduct of preclinical studies or clinical trials may be inadequate to complete such study or trial;
•
unforeseen adverse events during the conduct of clinical trials and/or occurrence of adverse events at greater frequency or severity than we anticipate, which could lead the FDA or comparable foreign regulatory authorities to place our clinical trials on clinical hold, cause an IRB to terminate its approval of our clinical trials, or cause us to decide to terminate our trials due to safety concerns;
•
reports from clinical testing of other therapies may raise safety, tolerability, or efficacy concerns about our product candidates; and
•
clinical trials of our product candidates may fail to show appropriate safety, tolerability, or efficacy, may produce negative or inconclusive results, or may otherwise fail to improve on the existing standard of care, and we may decide, or regulators may require us, to conduct additional clinical trials, or we may decide to abandon product development programs.

We have and may in the future experience participant withdrawals or discontinuations from our trials. Withdrawal of participants from our clinical trials may compromise the quality of our data. Even if we are able to enroll a sufficient number of participants in our clinical trials, delays in enrollment or small population size may result in increased costs or may affect the timing or outcome of our clinical trials. Any of these conditions may have a negative impact on our ability to complete such trials or include results from such trials in regulatory submissions, which could adversely affect our ability to advance the development of our product candidates.

We could also encounter delays if a clinical trial is suspended, put on clinical hold by the FDA, or terminated by us, the IRBs of the institutions where such trials are being conducted, the FDA or comparable foreign regulatory authorities, or if a clinical trial is recommended for suspension or termination by a data safety monitoring board or data monitoring committee, for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, failure by us or our CROs to perform in accordance with good clinical practices, or GCPs, or applicable regulatory guidelines in other countries, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions, or lack of adequate funding to continue the clinical trial. Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Further, the FDA or comparable foreign regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials. Even if our clinical trials are completed successfully, the FDA or comparable foreign regulatory authorities may determine that they do not adequately establish the safety and effectiveness of our products required for approval, or permit delineation of practices required for the safe use of our products.

We may also conduct preclinical and clinical research in collaboration with academic, pharmaceutical, and biotechnology entities in which we combine our development efforts with those of our collaborators. Such collaborations may be subject to additional delays because of the management of the trials, contract negotiations, or the need to obtain agreement from multiple parties, and may increase our future costs and expenses.

Our product development costs will increase if we experience delays in clinical testing or marketing approvals. We do not know whether any of our clinical trials will begin as planned, will need to be restructured, or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates, and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates. Any delays or increase in costs in our clinical development programs may harm our business, financial condition, results of operations, and prospects.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time consuming, and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, or if regulatory approval we do obtain is limited, our business will be substantially harmed.

All of our current product candidates and any future product candidates will be subject to extensive governmental regulations relating to research, testing, development, manufacturing, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, post-approval monitoring, marketing, sale, and the distribution of products. Rigorous preclinical studies, clinical trials, and an extensive regulatory approval process are required to be completed successfully in the United States and in many foreign jurisdictions before a new product may be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain, and subject to unanticipated delays. It is possible that none of our product candidates will obtain the regulatory approvals necessary for us to begin selling them, and any delay or failure in obtaining required approvals could adversely affect our ability to generate revenue from the particular product candidate for which we are seeking approval.

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the discretion of the regulatory authorities. We have not obtained regulatory approval for any product candidate, and it is possible that any product candidates we may seek to develop in the future will never obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States or elsewhere until we receive regulatory approval of our product candidates through an NDA or biologics license application, or BLA, from the FDA, or similar marketing application in another jurisdiction. The FDA and other comparable foreign regulatory authorities may delay, limit, or deny approval of our product candidates for many reasons, including:

•
we may not be able to demonstrate to the satisfaction of the FDA or other comparable foreign regulatory authorities that a proposed product candidate is safe and effective for any indication;
•
the results of clinical trials may not meet the level of statistical significance or clinical significance required by the FDA or comparable foreign regulatory authorities for approval;
•
the FDA or comparable foreign regulatory authorities may disagree with the number, design, size, conduct, or implementation of our clinical trials;
•
the FDA or comparable foreign regulatory authorities may not find the data from preclinical studies and clinical trials sufficient to demonstrate that the benefits of any of our product candidates outweigh their safety risks;
•
the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials, or may not accept data generated at our clinical trial sites;
•
the FDA or comparable regulatory authorities may conclude that our studies were not conducted in accordance with GCP requirements or may otherwise question the integrity of the data generated from those clinical trials;

•
the data collected from preclinical studies and clinical trials of any of our product candidates may not be sufficient to support the submission of applications for regulatory approval;
•
the FDA may have difficulty scheduling an advisory committee meeting in a timely manner, or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution, and use restrictions;
•
the FDA may require development of a risk evaluation and mitigation strategy, or REMS, and foreign regulatory authorities may require a risk management plan, or RMP, as a condition of approval for new products, among other additional requirements;
•
the FDA or comparable foreign regulatory authorities may identify deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we enter into agreements for clinical and commercial supplies;
•
the FDA or comparable foreign regulatory authorities may change their approval policies or adopt new regulations; and
•
the FDA or comparable foreign regulatory authorities may require simultaneous approval for both adults and for children and adolescents, which may delay approval, or we may have successful clinical trial results for adults but not for children and adolescents, or vice versa.

Any of these regulatory authorities may also change the requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a clinical trial. The FDA or comparable foreign regulatory authorities may require that we conduct additional clinical, preclinical, manufacturing validation, or drug product quality studies and submit those data before considering or reconsidering the application. Depending on the extent of these or any other studies, approval of any applications that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA or comparable foreign regulatory authorities for granting approval. Furthermore, the recent turnover at the FDA under the current presidential administration could lead to further delays and unpredictability in FDA’s regulatory approval process, which could adversely affect our ability to advance the development of our product candidates.

In addition, the FDA or comparable foreign regulatory authorities may approve a product candidate for fewer or more limited indications than we request, may impose significant limitations related to use restrictions for certain age groups, warnings, precautions, or contraindications or may grant approval contingent on the performance of costly post-marketing clinical trials, or may impose risk mitigation requirements, such as the implementation of a REMS, RMP, or comparable foreign risk management approaches, which may include significant limitations on distribution or use of our product candidates, if approved. The FDA or comparable foreign regulatory authorities may not accept the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates.

Further, the FDA or comparable foreign regulatory authorities may respond to any BLA, NDA, or comparable marketing application that we may submit by defining requirements that we do not anticipate. Such responses could delay clinical development of any of our product candidates or any future product candidates.

We are also subject to numerous foreign regulatory requirements governing the conduct of clinical trials, manufacturing and marketing authorizations, pricing and third-party reimbursement, and may in the future become subject to additional requirements. The regulatory approval process varies among countries and may include all of the risks associated with the FDA approval process described above, as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval in foreign jurisdictions may differ from that required to obtain FDA approval. FDA approval does not ensure approval by regulatory authorities outside the United States, and vice versa. Any delay or failure to obtain U.S. or foreign regulatory approval for a product candidate could have a material and adverse effect on our business, financial condition, results of operations, and prospects.

If we encounter delays or difficulties enrolling or retaining patients in clinical trials, our clinical development activities could be delayed or otherwise adversely affected, which could adversely affect our business, financial condition, results of operations, and prospects.

The successful and timely completion of clinical trials will require that we enroll a sufficient number of patients who remain in a trial until its conclusion. We may not be able to initiate, continue, or complete clinical trials that may be required by the FDA or comparable foreign regulatory authorities to obtain regulatory approval for any of our product candidates if we are unable to locate, enroll, and retain a sufficient number of eligible patients to participate in these clinical trials. Patient enrollment, a significant factor in the time required to conduct and complete clinical trials, is affected by many factors, including:

•
the size and nature of the patient population;
•
the severity of the disease under investigation;
•
eligibility criteria for the trial;
•
the proximity of patients to clinical sites;
•
the design of the clinical protocol;
•
the ability to obtain and maintain patient consents;
•
in the case of a combination study with another product, the ability of such product to be used as a combination therapy;
•
the ability to recruit clinical trial investigators with the appropriate competencies and experience;
•
the risk that patients enrolled in clinical trials will drop out of the trials before the administration of our product candidates or before trial completion;
•
the availability of competing clinical trials;
•
the availability of new drugs approved for the indication the clinical trial is investigating;
•
the emergence of adverse events or other safety issues that are unanticipated;
•
clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies; and
•
other factors outside of our control, such as public health factors, including pandemics and other health crises, the effects of global economic conditions and volatility in the credit and financial markets, inflationary pressures, the ongoing conflict between Russia and Ukraine, the recent commencement of hostilities in Iran, and other geopolitical conditions.

We also may encounter difficulties in identifying and enrolling patients with a stage of disease appropriate for ongoing or future clinical trials. In addition, the process of finding and diagnosing patients may prove costly. Other pharmaceutical companies with more resources and greater experience in drug development and commercialization are targeting similar treatments, and this competition reduces the number and types of patients available to us, as some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. In addition, some of the diseases our product candidates are designed to address have existing approved treatments, which may make it more difficult to recruit patients. Because the number of qualified clinical investigators and clinical trial sites is also limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites, and may delay or make it more difficult to fully enroll our clinical trials. We also rely on CROs and clinical trial sites to enroll subjects in our clinical trials and, while we have agreements governing their services, we will have limited influence over their actual performance.

These factors may make it difficult for us to enroll and retain enough patients to complete our clinical trials in a timely and cost-effective manner. Delays in the completion of any clinical trial of our product candidates will increase our costs, slow down our product candidate development and approval process, and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Positive results from preclinical studies and early clinical trials of our current or future product candidates are not necessarily predictive of the results of later preclinical studies and clinical trials of our current or future product candidates. If we cannot replicate the positive results from preclinical studies and early-stage clinical trials of our current or future product candidates in our future clinical trials, we may be unable to successfully develop, obtain regulatory approval for, and commercialize our current or future product candidates.

The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, and results in one indication may not be predictive of results to be expected for the same product candidate in another indication. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unfavorable safety profiles, notwithstanding promising results in earlier trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of such product candidates. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful. Even if our clinical trials satisfy clinical endpoints that regulatory authorities deem clinically meaningful, such regulatory authorities may still conclude that our product candidates have not met the required threshold to establish safety and effectiveness. There is typically a high rate of failure of product candidates proceeding through clinical trials, and failure can occur at any time during the clinical trial process. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our current or future clinical trials will ultimately be successful or support the approval of our current or any future product candidates. If we fail to produce positive results in our planned preclinical studies or clinical trials of any of our current or future product candidates, the development timeline and regulatory approval and commercialization prospects for our current or future product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Our Phase 2 trial evaluating the effect of EIK1001 in combination with pembrolizumab and chemotherapy for the treatment of the NSCLC, as well as our Phase 1/2 trials evaluating EIK1003 and EIK1004, utilize an “open-label” trial design, and we may utilize this for future clinical trials for this or future product candidates. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients and physicians in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results of a product candidate when studied in a controlled environment with a placebo or active control.

Interim, top-line, and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or top-line data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. We also make assumptions, estimations, calculations, and may draw preliminary conclusions as part of our analyses of then- available data, which may change when more complete data analyses are available. As a result, the top-line or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

In addition, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses, or may interpret or weigh the importance of data differently, which could affect the value of the particular program, the approvability or commercialization of the particular product candidate or product, and our business in general. In addition, the information we choose to disclose publicly regarding a particular study or clinical trial is based on what is typically a significant volume of data and other information. You or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities, or otherwise regarding a particular product candidate or our business. If the interim, top-line, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could adversely affect our business, financial condition, results of operations, or prospects.

We may experience delays in commencing and completing, or ultimately be unable to complete, the development and/or commercialization of our product candidates.

Before we can initiate clinical trials of a product candidate in any indication, we must submit the results of preclinical studies to the FDA or to comparable foreign authorities, along with other information, including information about the product candidate’s chemistry, manufacturing and controls, and our proposed clinical trial protocol, as part of an IND or comparable foreign regulatory filings.

The FDA may require us to conduct additional preclinical studies for any product candidate before it allows us to initiate clinical trials under any IND, which may lead to additional delays and increase the costs of our preclinical development programs.

Any delays in the commencement or completion of preclinical studies or clinical trials could significantly affect our development costs. We may experience numerous unforeseen events during, or as a result of, preclinical studies or clinical trials that could delay or prevent our ability to obtain marketing approval or commercialize our product candidates, including, but not limited to:

•
regulators, IRBs, or ECs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•
the FDA may disagree as to the design or implementation of our clinical trials;
•
we may experience delays in reaching, or fail to reach, agreement on acceptable preclinical studies or clinical trial contracts or clinical trial protocols with prospective CROs and prospective trial sites;
•
the cost of our preclinical studies and clinical trials may be greater than we anticipate, and we may lack adequate funding to continue preclinical studies and clinical trials;
•
our third-party contractors may fail to meet their contractual obligations to us in a timely manner, or at all, or may fail to comply with regulatory requirements;
•
we may have to suspend or terminate clinical trials for various reasons, including a finding by us or by a Data Monitoring Committee that the participants are being exposed to unacceptable health risks;
•
our product candidates may produce negative or inconclusive results, or have undesirable side effects or other unexpected characteristics, and we may decide, or our investigators, regulators, or IRBs/ECs may require us, to conduct additional preclinical studies or clinical trials, or delay, halt, or abandon our development programs;
•
conduct of our clinical trials may be negatively affected or delayed by changes to clinical trial protocols;
•
the supply or quality of our product candidates or other materials necessary to conduct clinical trials may be insufficient or inadequate and result in delays or suspension of our clinical trials; and
•
global health crises or geopolitical conflict may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting, or completing our planned clinical trials.

Delays, including delays caused by the above factors and other factors described in this section of this Annual Report titled “Risk Factors,” can be costly and could negatively affect our ability to complete preclinical studies or clinical trials or obtain timely marketing approvals. We do not know whether any of our planned preclinical studies or clinical trials will begin on or be completed on a timely basis, or at all. For example, the FDA or comparable foreign regulatory authorities may place a partial or full clinical hold on any of our clinical trials for a variety of reasons, including safety concerns or failure to comply with regulatory requirements. If we are not able to complete successful clinical trials, we will not be able to obtain regulatory approval and will not be able to commercialize our product candidates.

Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which may impair our ability to successfully commercialize our product candidates and harm our business and results of operations.

We may expend our limited resources to pursue a particular product candidate in specific indications and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Given our broad approach seeking to advance new important medicines in a wide variety of indications, we will need to carefully allocate our limited financial and managerial resources among our selected product candidates in certain selected indications. As a result, we may forgo or delay pursuit of opportunities with other product candidates, or other indications for our existing product candidates that later prove to have greater commercial potential. If we are unable to discover and develop additional product candidates, our ability to commercialize product candidates or partner product candidates may be negatively impacted. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Even if we receive regulatory approval of any product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements, or experience unanticipated problems with our product candidates.

Any product candidate for which we, or any partners obtain marketing approval, as well as the manufacturing processes, post-approval clinical data, labeling, and advertising and promotional activities for such product candidate, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include, but are not limited to, restrictions governing advertising and promotion of an approved product, requirements to report adverse events and other post-marketing information and reports, registration and listing requirements, the FDA’s current good manufacturing practices, or cGMPs, requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents, and requirements regarding drug distribution and the distribution of samples to physicians and recordkeeping.

For instance, even if marketing approval of a product candidate is granted, the FDA may impose requirements for costly post-marketing studies or clinical trials, and may require surveillance to monitor the safety or efficacy of a product, including the adoption and implementation of a REMS.

We, or any of our partners, must also comply with requirements concerning advertising and promotion for any of our product candidates for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product candidate’s approved labeling. Thus, we, and any partners, will not be able to promote any product candidates we develop for indications or uses for which they are not approved, or otherwise engage in any promotion that the FDA or comparable regulatory authorities would deem false or misleading.

In addition, manufacturers of approved products and those manufacturers’ facilities are required to ensure that quality control and manufacturing procedures conform to cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, our third-party manufacturers, and any partners and their third-party manufacturers, and our CMOs will be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs.

As a condition of approval of our product candidates, we may also be subject to requirements to conduct post-approval clinical trials, registrational studies, observational studies, or other post-approval studies. These studies must be conducted in accordance with protocols submitted to the FDA or comparable foreign regulatory authorities, and in accordance with time schedules agreed to with regulatory authorities.

Accordingly, assuming we, or any partners, obtain marketing approval for one or more of our product candidates, we, our partners, and our CMOs will continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, and quality control. If we are not able to comply with post-approval regulatory requirements, we could have the marketing approvals for our products withdrawn by regulatory authorities, and our ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. As a result, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

The FDA as well as other federal and state agencies, including the Department of Justice, or DOJ, enforce and closely regulate compliance with all requirements governing drug products, including those requirements pertaining to marketing and promotion of drugs in accordance with the provisions of the approved labeling, and manufacturing of products in accordance with cGMP requirements. For example, the FDA and other agencies actively enforce the laws and regulations prohibiting false or misleading promotion, or promotion that otherwise establishes intended uses for which there are not adequate instructions in the FDA-approved label, and a company that is found to have improperly promoted its products may be subject to significant liability. Violations of such requirements may lead to investigations alleging violations of the Federal Food, Drug, and Cosmetic Act and other statutes, including the civil False Claims Act, or FCA, and other federal and state healthcare fraud and abuse laws, as well as state consumer protection laws. Our failure to comply with all regulatory requirements, or later discovery of previously unknown adverse events or other problems with our products, manufacturers, or manufacturing processes, may yield various adverse outcomes, including:

•
litigation involving patients using our products;
•
restrictions on such products, their manufacturers, or the manufacturing processes that were employed;
•
modifications to the labeling or restrictions on the marketing of a product;
•
restrictions on distribution or use;
•
requirements to conduct post-marketing studies or clinical trials;
•
warning or untitled letters;
•
withdrawal or recall of the product from the market;
•
refusal to approve pending applications, or supplements to approved applications, that we submit;

•
fines, restitution, or disgorgement of profits or revenues;
•
suspension or withdrawal of marketing approvals;
•
damage to relationships with any potential partners;
•
unfavorable press coverage and damage to our reputation;
•
refusal to permit the import or export of our products;
•
product seizure; or
•
injunctions or the imposition of civil or criminal penalties.

Non-compliance by us or any future partner with regulatory requirements, including safety monitoring or pharmacovigilance, and with requirements related to the development of our products, can also result in significant financial penalties.

Even if our product candidates are approved, if they do not achieve broad market acceptance, the revenue that we generate from their sales will be limited.

We are currently developing and may in the future develop product candidates across a number of indications in oncology and neurologic disease. However, we have never commercialized a product candidate for any indication. Even if our product candidates are approved by the appropriate regulatory authorities for marketing and sale, they may not gain acceptance among physicians, patients, third-party payors, and others in the medical community. If any product candidate for which we obtain regulatory approval does not gain an adequate level of market acceptance, we may not generate sufficient product revenue or become profitable.

The degree of market acceptance of any of our product candidates will depend on a number of factors, some of which are beyond our control, including:

•
the safety, side effect profile, efficacy, tolerability, cost, and ease of administration of our product candidates, and any approved products we use as part of a combination treatment, if any;
•
any restrictions on the use of our product candidates together with other medications;
•
the clinical indications for which the products are approved and the approved claims that we may make for the products;
•
limitations or warnings contained in the product’s labeling as approved by the FDA or comparable foreign regulatory authorities, including potential limitations or warnings for such products that may be more restrictive than other competitive products;
•
distribution and use restrictions imposed by the FDA or comparable foreign regulatory authorities with respect to such product candidates or to which we agree as part of a mandatory REMS or RMP or voluntary risk management plan;
•
changes in the standard of care for the targeted indications for such product candidates;
•
the availability of adequate coverage and reimbursement by third parties, such as insurance companies and other healthcare payors, and by government healthcare programs, including Medicare and Medicaid;
•
the ability to offer our product candidates for sale at competitive prices;
•
the extent and strength of our marketing and distribution of such product candidates;
•
the safety, efficacy, and other potential advantages of, and availability of, alternative treatments already used or that may later be approved for any of our intended indications;
•
the timing of market introduction of such product candidates, as well as competitive products;

•
the willingness of target populations to try new product candidates and of physicians to switch their patients’ current standard of care;
•
the extent and strength of our third-party manufacturer and supplier support;
•
adverse publicity about our product or favorable publicity about competitive products; and
•
potential product liability claims.

Our efforts to educate the medical community and third-party payors as to the benefits of our product candidates may require significant resources and may never be successful. Even if the medical community accepts that our product candidates are safe and effective for their approved indications, physicians and patients may not immediately be receptive to such product candidates and may be slow to adopt them as an accepted treatment of the approved indications. If our current or future product candidates are approved but do not achieve an adequate level of acceptance among physicians, patients, and third-party payors, we may not generate meaningful revenue from our product candidates and may never become profitable.

The market opportunities for our product candidates and forecasts of market growth are subject to numerous uncertainties and may not be accurate, and the actual market for our product candidates may be smaller than we estimate. Even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

The precise incidence and prevalence for all the conditions we aim to address with our product candidates are unknown. Our estimates of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including sales of our competitors’ products, scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect in general, or as to their applicability to our business. Further, new trials may change the estimated incidence or prevalence of these diseases. The estimates of our market opportunities included herein should not be taken as indicative of our ability to grow our business.

Even if the markets in which we compete meet our size estimates and growth forecasts, our business may not grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. The total addressable market across all of our product candidates will ultimately depend upon, among other things, the eligibility criteria included in the final label for each of our product candidates approved for sale for these indications, the ability of our product candidates to improve on the safety, convenience, cost, and efficacy of competing therapies or therapies in development, acceptance by the medical community and patients, and drug pricing and reimbursement criteria.

The number of patients in the United States, other major markets, and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our product candidates, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our business, financial condition, results of operations, and prospects. Further, even if we obtain significant market share for our product candidates, because some of our potential target populations are very small, we may never achieve profitability.

We face substantial competition, which may result in others discovering, developing, or commercializing similar drugs before or more successfully than we do.

The development and commercialization of new drugs is highly competitive. We face and will continue to face competition from third parties, including larger and better-funded pharmaceutical, biopharmaceutical, and biotechnological companies, developing treatments for the indications that we have decided to pursue. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization of new drugs.

Many of our competitors have significantly greater financial, technical, manufacturing, supply, marketing, and sales resources or experience than we have. Such competitors could also recruit our employees, which could reduce our level of expertise and degrade our ability to execute our business plan. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. These third parties compete with us in recruiting and retaining qualified management and other personnel, establishing clinical trial sites, and enrolling participants in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any drugs that we may develop. Our competitors also may obtain FDA or other foreign regulatory approval for their product candidates more rapidly than we do, which could result in our competitors establishing a strong market position before we are able to enter the market. Even if our product candidates achieve regulatory approval, they may be priced at a significant premium over competitive product candidates if any have been approved by then, resulting in reduced competitiveness. Moreover, technological advances or product candidates developed by our competitors may render our technologies, or product candidates we may develop in the future, obsolete, less competitive, or uneconomical.

If we do not achieve our projected development goals in the timeframes we announce and expect, the commercialization of our programs may be delayed and our expenses may increase.

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory, and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials, as well as the submission of regulatory filings. Also from time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, the commercialization of our programs may be delayed or never achieved and, as a result, our stock price may decline. Additionally, delays relative to our projected timelines are likely to cause overall expenses to increase, which may require us to raise additional capital sooner than expected and prior to achieving targeted development milestones.

Use of our product candidates could be associated with side effects, adverse events, or safety risks, which could cause us to suspend or discontinue clinical trials, cause us to abandon a product candidate, delay or preclude approval, prevent market acceptance, require us to conduct product recalls, limit the commercial profile of an approved label, cause regulatory authorities to withdraw product approvals, or result in other significant negative consequences that could severely harm our business, results of operations, financial condition, and prospects.

Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex, and expensive preclinical studies and clinical trials that our current product candidates, including EIK1001, EIK1003, EIK1004, EIK1005, EIK1006, and any future product candidates, are both safe and effective for use in such product candidate’s target indication. Product candidates in later stages of clinical trials may fail to generate desired safety and efficacy data despite having progressed through preclinical studies and initial clinical trials. It is not uncommon in the biopharmaceutical and biotechnology industries to suffer significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials.

Results of our clinical trials could reveal a high and unacceptable prevalence or severity of side effects, or other unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label, or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial, or result in potential product liability claims. Any of these occurrences may materially harm our business, results of operations, financial condition, and prospects and may cause us to interrupt, delay, or abandon the development of any such product candidate, or limit development to more narrow uses or subpopulation.

Patients in our ongoing and planned clinical trials may in the future suffer significant adverse events or other side effects not observed in our preclinical studies or previous clinical trials, or experience known side effects with greater severity or frequency than anticipated. For example, serious treatment-related adverse events such as diarrhea, irregular heartbeat, hypotension, tachycardia, and vomiting have been observed in our Phase 1/2 trial for EIK1003. We will continue to learn more about our product candidates and potential side effects as they advance through clinical development. In addition, if our product candidates are used in combination with other therapies, our product candidates may exacerbate adverse events associated with the therapy. Patients treated with our product candidates may also be undergoing other medical treatments, which can cause side effects or adverse events that are unrelated to our product candidate, but may still deleteriously affect the success of our clinical trials.

We, the FDA, other comparable foreign regulatory authorities, or an IRB or EC may suspend clinical trials of a product candidate at any time for various reasons, including a belief that patients in such trials are being exposed to unacceptable health risks or adverse side effects. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance. Any of these developments could materially harm our business, financial condition, results of operations, and prospects.

Additionally, if any of our product candidates receives regulatory approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result. For example, the FDA or comparable foreign regulatory authorities could require us to adopt a REMS or RMP, as applicable, to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to healthcare practitioners, patient education, extensive patient monitoring, or implementation of distribution systems and processes that are highly controlled, restrictive, and more costly than what is typical for the industry. Other potentially significant negative consequences include:

•
we may be forced to suspend marketing of that product, or recall it, or decide to remove the product from the marketplace, if approved;
•
regulatory authorities may withdraw or change their approvals of that product;
•
regulatory authorities may require additional warnings on the label or limit access of that product to selective specialized centers with additional safety reporting and with requirements that patients be geographically close to these centers for all or part of their treatment;
•
we may be required to create a medication guide outlining the risks of the product for patients, or to conduct post-marketing studies;
•
we may be required to change the way the product is administered;
•
we may be required to conduct additional studies or clinical trials to assess safety;
•
we could be subject to fines, injunctions, or the imposition of criminal or civil penalties, or be sued and held liable for harm caused to subjects or patients; and
•
the product may become less competitive, and our reputation may suffer.

Any of these events could diminish the usage or otherwise limit the commercial success of our product candidates, and could prevent us from achieving or maintaining market acceptance of the affected product candidate, if approved by applicable regulatory authorities.

Changes in product candidate manufacturing, formulation, or analytical methods may result in additional costs or delay, which could adversely affect our business, financial condition, results of operations, and prospects.

As product candidates are developed through preclinical studies to later-stage clinical trials toward approval and future commercialization, it is common that various aspects of the development program, such as manufacturing methods, formulation or analytical methods, are adjusted to optimize processes and results. Any of these changes could cause our product candidates to perform differently, and thus affect the results of planned clinical trials or other future clinical trials conducted with the altered materials or utilizing different analytical methods. Such changes also may require additional testing, or notification to, or authorization by, the FDA or a comparable foreign regulatory authority. This could delay completion of clinical trials, require the conduct of bridging clinical trials or studies, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, or jeopardize our ability to commence product sales and generate revenue.

In addition, we are also subject to risks associated with large-scale manufacturing for clinical trials, including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency and the availability of raw materials. Even if we obtain marketing approval for any of our product candidates, there is no assurance that our third-party manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other comparable foreign regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential commercial launch of the product, or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations, and growth prospects.

A variety of risks associated with collaborating with third parties overseas, including in China, conducting research and clinical trials abroad, and seeking to market our product candidates internationally, could materially adversely affect our business, financial condition, results of operations, and prospects.

We are collaborating with third parties and developing our product candidates globally. In addition, our enrollment timelines for our product candidates depend on initiating clinical trial sites outside of the United States. Accordingly, we expect that we will be subject to additional risks related to operating in foreign countries, including:

•
differing regulatory requirements in foreign countries;
•
differing standards with respect to data integrity;
•
differing standards and privacy requirements for the conduct of clinical trials;
•
increased difficulties in managing the logistics and transportation of storing and shipping product candidates to the patient at the relevant trial site abroad;
•
the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, taxes, and other charges on imports, as well as trade restrictions, tariffs, and restrictions on currency exchange or the transfer of funds;
•
economic weakness, including inflation, or political instability in particular foreign economies and markets;
•
compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;
•
foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•
difficulties in staffing, workforce uncertainty, and managing foreign operations;
•
differing payor reimbursement regimes, governmental payors, or patient self-pay systems and price controls;
•
potential liability under the Foreign Corrupt Practices Act of 1977, or the FCPA, or comparable foreign regulations;
•
challenges obtaining, maintaining, defending, and enforcing our contractual and intellectual property, especially in those foreign countries that do not respect and protect intellectual property, and other proprietary rights to the same extent as the United States;
•
challenges with obtaining any local supply of drugs or agents used with our product candidates, which are required by certain local clinical trial sites before conducting any study;

•
business interruptions resulting from health epidemics or pandemics, or natural or man-made disasters, including earthquakes, tsunamis, fires, medical epidemics, or geo-political developments, including war and terrorism;
•
failure to observe local or international GCP regulations, including data integrity rules, leading to rejection of safety or effectiveness data by drug regulatory authorities; and
•
failure to observe local privacy or cybersecurity rules leading to prohibitions on data transfer.

EIK1001 was in-licensed from a Cayman Islands entity with significant operations in China. In addition, under the collaboration agreement, or the Impact Agreement, with Impact, a Chinese entity, we received an exclusive license under certain of Impact’s patents, know-how, and regulatory information to develop and commercialize any selective PARP1 inhibitors owned or controlled by Impact or its affiliates, including our product candidates EIK1003 and EIK1004, and any pharmaceutical products comprised of or containing such inhibitors, on a worldwide basis excluding China, Hong Kong, Taiwan, and Macau. Pursuant to the Impact Agreement, Impact conducts clinical trials for EIK1003 and EIK1004 in these regions. The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control restrictions affecting certain products manufactured in China, and most recently, proposing legislation that, if enacted, would restrict trade with certain Chinese companies that provide biopharmaceutical research, development, and manufacturing services. Recently, both China and the United States have each imposed tariffs indicating the potential for further trade barriers, including the U.S. Commerce Department adding numerous Chinese entities to its “unverified list,” which requires U.S. exporters to go through more procedures before exporting goods to such entities. On February 20, 2026, the U.S. Supreme Court ruled against the current presidential administration’s use of tariffs under the IEEPA. However, in response to the U.S. Supreme Court ruling, the current presidential administration imposed a new worldwide tariff under other legal authority, effective for 150 days from February 24, 2026. It is unknown whether and to what extent new tariffs, export controls, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research environment in China, particularly for U.S. based companies, including retaliatory restrictions that could hinder or potentially inhibit Impact’s ability to conduct clinical trials in China pursuant to the Impact Agreement or our ability to continue to collaborate with these Chinese or China-related entities to develop EIK1001, EIK1003, and EIK1004. If we are unable to continue to develop these product candidates due to new laws or regulations as a result of ongoing tension between the United States and China, it could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In addition, in September 2024 during the 118th Congress, the U.S. House of Representatives passed the BIOSECURE Act (H.R. 8333). This bill names certain Chinese companies as biotechnology companies of concern. The Senate advanced a substantially similar bill (S. 3558) but it did not pass. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies like ours to contract with certain Chinese biotechnology companies without losing the ability to contract with, or otherwise receive funding from, the U.S. government, and it is possible that some of our contractual counterparties could be impacted as well. Specifically, we and Impact contracted with Wuxi AppTec Co., Ltd., a Chinese entity named among the “biotechnology companies of concern” in certain drafts of the BIOSECURE Act, for certain manufacturing and development activities, including select in vivo pharmacology studies, chemistry, manufacturing, and controls activities, and nonclinical testing. Further, we continue to utilize EIK1001, EIK1003, EIK1004, and EIK1005 clinical supply for their respective clinical studies, components of which include manufacturing, packaging, labeling, storage, and/or distribution services performed by Wuxi AppTec Co., Ltd. or its affiliates. As a result, if these bills become law, or similar laws are passed, we may need to seek alternative relationships for such activities. Such disruptions could have adverse effects on the development of our product candidates and our business operations.

Such unfavorable government policies on international trade, including export controls, capital controls, or tariffs, may affect the cost of manufacturing our product candidates, the demand for our product candidates (if and once approved), the competitive position of our product candidates, and import or export of raw materials and finished product candidate used in our and our collaborators’ preclinical studies and clinical trials.

We are conducting and intend to conduct certain of our clinical trials globally. However, the FDA and comparable foreign regulatory authorities may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We are conducting several clinical trials, and intend to conduct other future clinical trials, in a number of countries around the world. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authorities may be subject to certain conditions or may not be accepted at all, including as a basis for later-stage clinical trials. In cases where data from foreign clinical trials is intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (among other prerequisites) (i) the data are applicable to the U.S. population and U.S. medical practice, (ii) the trials were performed by clinical investigators of recognized competence in accordance with applicable GCPs, and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical power, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, we would need to conduct additional trials, which could be costly and time-consuming.

The manufacturing process for any products that we may develop is subject to the FDA or comparable foreign regulatory authority approval process, and we must therefore contract with manufacturers who can meet our and all applicable FDA or comparable foreign regulatory authority requirements on an ongoing basis.

The manufacturing process for any products that we may develop is subject to the FDA or comparable foreign authority approval process, and any CMOs with whom we forge contracts must meet all applicable FDA or comparable foreign regulatory authority requirements on an ongoing basis. If we or our CMOs are unable to reliably produce products in accordance with GMPs and to specifications acceptable to the FDA or comparable foreign regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product in accordance with requirements from the FDA or comparable foreign regulatory authorities to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. Our manufacturing activities are subject to ongoing, unannounced inspections by the FDA and comparable regulatory authorities. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, result in sanctions being imposed on us (including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, suspension of production or recalls of the product candidates, operating restrictions, and criminal prosecutions), delay approval of our product candidates, impair commercialization efforts, or increase our cost of goods, any of which would have an adverse effect on our business, financial condition, results of operations, and prospects. Our future success depends on our ability to manufacture our products on a timely basis with acceptable manufacturing costs, while at the same time maintaining good quality and complying with applicable regulatory requirements. An inability to do so could have a material adverse effect on our business, financial condition, results of operations, and prospects. In addition, we could incur higher manufacturing costs if manufacturing processes or standards change, and we could need to replace, modify, design, build, or install equipment, all of which would require additional capital expenditures.

We rely on third-party CMOs to manufacture and supply drug substance and drug product for our clinical trials for EIK1001, EIK1003, EIK1004, and EIK1005, and we expect to rely on third-party CMOs for our future clinical trials.

Reliance on third-party manufacturers entails exposure to risks to which we would not be subject if we manufactured our product candidates ourselves, including:

•
inability to negotiate manufacturing and quality agreements with third parties under commercially reasonable terms;
•
regulatory issues experienced by third-party manufacturers;
•
reduced day-to-day control over the manufacturing process for our product candidates;
•
reduced control over the protection of our trade secrets and know-how from misappropriation or inadvertent disclosure;
•
termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that may be costly or damaging to us or result in delays in the development or commercialization of our product candidates;
•
disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier;
•
international or multi-national activities that are related to business activities outside of our scope, but may have an impact on a CMO’s ability to conduct business in a manner consistent with governmental or our regulatory and ethical standards; and
•
our ability to synchronize operations and standards to ensure that all aspects of manufacturing are consistent without deviations across facilities.

Should we continue to use CMOs, we may not succeed in maintaining our relationships with our current CMOs or establishing relationships with additional or alternative CMOs. Our product candidates may compete with other products and product candidates for access to manufacturing facilities. If our CMOs were to cease manufacturing for us, we would experience delays in obtaining sufficient quantities of our product candidates for clinical trials and, if approved, commercial supply. Further, our CMOs may breach, terminate, or not renew these agreements. If we were to need to find alternative manufacturing facilities, it would significantly reduce our ability to develop, obtain regulatory approval for, or market our product candidates, if approved. The commercial terms of any new arrangement could be less favorable than our existing arrangements and the expenses relating to the transfer of necessary technology and processes could be significant, as would be the time required to effect a satisfactory, compliant transfer of the manufacturing process to a new CMO.

Moreover, if we are unable to manufacture or contract for a sufficient supply of our product candidates on acceptable terms, or if we encounter delays or difficulties in the scale-up of our manufacturing processes, our preclinical and human clinical testing schedule would be delayed. This in turn would delay the submission of product candidates for regulatory approval and thereby delay the market introduction and subsequent sales of any products that receive regulatory approval, which would have a material adverse effect on our business, financial condition, results of operations, and prospects. In addition, if any of our product candidates are approved for sale, our inability to manufacture or contract for a sufficient supply of such potential future products on acceptable terms would have a material adverse effect on our business, financial condition, results of operations, and prospects.

Even to the extent we use and continue to use CMOs, we are ultimately responsible for the manufacture of our products and product candidates. A failure to comply with these requirements may result in regulatory enforcement actions against our manufacturers or us, including fines, injunctions, and other civil and criminal penalties, which could result in imprisonment, suspension or restrictions of production, injunctions, delay or denial of product approval or supplements to approved products, clinical holds or termination of clinical trials, warning or untitled letters, regulatory authority communications warning the public about safety issues with the product, refusal to permit the import or export of the product, product seizure, detention, recall, operating restrictions, suits under the FCA, corporate integrity agreements, consent decrees, or withdrawal of product approval.

We intend to pursue the development of certain of our product candidates in combination with other therapies, and regulatory approval, safety or supply issues with these other therapies may delay or prevent the development and approval of our product candidates.

We are exploring and may in the future continue to explore the use of certain of our product candidates in combination with other therapies. For example, we are evaluating in a Phase 2/3 registrational trial the effect of EIK1001 in combination with pembrolizumab for the treatment of patients with advanced melanoma, and in a Phase 2 trial, as well as a Phase 2/3 registrational trial for which we recently initiated site selection, of EIK1001 in combination with pembrolizumab and chemotherapy for the treatment of patients with NSCLC. As such, we are subject to the risk that the FDA or comparable foreign regulatory authorities could revoke approval of, or that safety, efficacy, manufacturing, or supply issues could arise with, the therapy used in combination with our product candidate. If the therapies we use in combination with our product candidates are replaced as the standard of care, the FDA or comparable foreign regulatory authorities may require us to conduct additional clinical trials, or we may not be able to obtain adequate reimbursement from payors. The occurrence of any of these risks could result in our product candidates, if approved, being removed from the market or being less successful commercially. If we are unable to use pembrolizumab in our current combination trials for EIK1001, we may be required to enroll additional patients at existing sites or identify new trial sites. As a result, our clinical development activities could be delayed or otherwise adversely affected, which could adversely affect our business, financial condition, results of operations, and prospects.

In addition, our ability to develop and ultimately commercialize our product candidates in combination with other therapies will depend on our ability to access such therapies on commercially reasonable terms for the clinical trials, and their availability for use with the commercialized product, if approved. We cannot be certain that our contractual relationship with MSD or any potential future commercial relationships will provide us with a steady supply of such therapies on commercially reasonable terms or at all. In the event that MSD or any other collaborator or supplier cannot continue to supply their products on commercially reasonable terms, we would need to identify alternatives for accessing such products. Additionally, should the supply of pembrolizumab be interrupted, delayed, or otherwise be unavailable to us, our clinical trials may be delayed. In the event we are unable to source an alternative supply, or are unable to do so on commercially reasonable terms, our business, financial condition, results of operations, stock price, and prospects may be materially harmed.

If the FDA or comparable foreign regulatory authorities do not approve or revoke their approval of, or if safety, efficacy, manufacturing or supply issues arise with, therapies we choose to evaluate in combination with any of our product candidates, we may be unable to obtain regulatory approval of, or to commercialize such product candidates in combination with, these therapies.

Risks Related to Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates and any future product candidates we may develop, or enforce such intellectual property rights, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours, and our ability to successfully develop and commercialize our product candidates may be adversely affected.

Our success depends in large part on our ability to seek, obtain, and maintain patent and other intellectual property protection in the United States and other countries for our product candidates and their uses, as well as our ability to operate without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of others. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel discoveries and technologies that are important to our business, and in-licensing similar rights. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. The risks associated with patent rights generally apply to patent rights that we in-license now or in the future, as well as patent rights that we may own now or in the future. While we in-licensed certain issued patents related to EIK1001 from Seven and Eight, none of the patent applications we own or in-license in connection with EIK1003, EIK1004, EIK1005, or EIK1006 have issued yet, and there is no assurance that any such patent applications will issue at all or in a manner that provides us with any competitive advantage. In addition, the chemical structure of EIK1001 is in the public domain. Accordingly, we are unable to obtain any composition of matter patents claiming the composition of matter of EIK1001 as a sole active ingredient. We in-licensed patent applications relating to methods of using EIK1001 to treat certain indications, crystal forms of EIK1001, and a Patent Cooperation Treaty, or PCT, application relating to dosing of EIK1001, however, there is no assurance that these applications will issue or, even if they are issued, will be sufficient to prevent others from developing products that compete with EIK1001. Moreover, we or our licensors have also filed PCT and provisional patent applications related to EIK1001, EIK1003, EIK1004, EIK1005, and EIK1006, and none of our owned or in-licensed provisional or PCT patent applications are eligible to become an issued patent until, among other things, we or our licensors, as applicable, file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application, or file national stage applications based on the applicable PCT applications. Any failure to file a non-provisional patent application or a national stage application based on a PCT application could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent application or PCT application. Moreover, we cannot assure you that our owned and in-licensed pending patent applications will issue, or that any future issued patents will afford sufficient protection of our product candidates (including EIK1001, EIK1003, EIK1004, EIK1005, and EIK1006) or their intended uses against competitors, nor can we assure you that the patents issued will not be infringed, designed around, or invalidated by third parties, or that we can effectively prevent others from commercializing competitive technologies, products, or product candidates.

Obtaining, maintaining, and enforcing intellectual property, particularly patents, is expensive and time-consuming, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications, or maintain or enforce patents that may issue based on our patent applications, at a reasonable cost or in a timely manner. Public disclosures by us or third parties may preclude our ability to obtain or maintain patent applications and patents. It is also possible that we will fail to identify patentable aspects of our research and development results before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, CMOs, consultants, advisors, and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In these instances, we may not be able to prevent third parties from using our technology that has appeared in the public domain to compete with our technologies or product candidates. We may also depend on current or future collaborators or licensors to take necessary action to comply with patent protection requirements with respect to any licensed intellectual property. Noncompliance with such requirements could result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

Composition of matter patents for biological and pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any specific method-of-use. In particular, composition of matter patent claims covering the active pharmaceutical ingredient, or API, in pharmaceutical drug products are generally considered to be the favored form of intellectual property protection for drug products, because such patents provide protection without regard to any particular method of use or manufacture or formulation or dosing of the API used. However, we only have issued patents directed to the composition of matter of EIK1001 in combination with one or more other substances. Further, we cannot be certain that the claims in our pending or future owned or in-licensed patent applications directed to the composition of matter of our other product candidates will be considered patentable by the United States Patent and Trademark Office, or the USPTO, or by patent offices in foreign countries, or that the claims in any of our current or future owned or in-licensed issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method-of-use patent claims protect the use of a product in the methods claimed in the patents, and dosing patent claims cover dosing regimens of the API or a formulation thereof. These types of patent claims do not prevent a competitor or other third party from making and marketing a product, including an API, that is identical to our product candidates for an indication that is outside the scope of the method-of-use claims, or from developing an identical product with a different dosing regimen that is outside the scope of the dosing claim. Moreover, with respect to method-of-use patents, even if competitors or other third parties do not actively promote their product for our targeted indications or uses for which we may obtain patents, clinicians may prescribe these products “off-label,” or patients may acquire them and use them in such manner themselves. Although off-label use may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute.

The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has in recent years been the subject of much litigation, resulting in court decisions, including U.S. Supreme Court decisions, which have increased uncertainty as to the ability to enforce patent rights in the future. As a result, the issuance, scope, validity, enforceability, and commercial value of any patent rights are highly uncertain. Our pending and future owned or in-licensed patent applications may not result in patents being issued that protect our technologies or product candidates, effectively prevent others from commercializing our technologies or product candidates, or otherwise provide any competitive advantage. In fact, patent applications may not issue as patents at all. The coverage claimed in a patent application can also be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we (or any collaborators or licensors) will be successful in protecting our product candidates by obtaining and defending patents. For example, we may not be aware of all third-party intellectual property rights potentially relating to our current and future product candidates or their intended uses, and as a result the impact of such third-party intellectual property rights upon the patentability of our patents and patent applications, as well as the impact of such third-party intellectual property upon our freedom to operate, is highly uncertain. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in our patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. If a third party can establish that we or our licensors were not the first to make or the first to file for patent protection of such inventions, our owned or licensed patent applications may not issue as patents and even if issued, may be challenged and invalidated or rendered unenforceable. As a result, the issuance, inventorship, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain.

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability and our pending patent applications, and those of any collaborators or licensors, may be challenged in the courts, the USPTO or patent offices abroad. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. For example, our pending patent applications may be subject to third-party submissions of prior art to the USPTO. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one or more of our owned or licensed pending patent applications. In addition, our issued patents may be subject to post-grant review, or PGR, proceedings, oppositions, derivations, reexaminations, interferences, inter partes review, or IPR, proceedings or other similar proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and product candidates, or limit the duration of the patent protection of our technology and product candidates. Such challenges also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Any of the foregoing could adversely affect our business, financial condition, results of operations, and prospects. For example, our European patent EP 3166976 B2, which is directed to pharmaceutical combinations relating to EIK1001, was opposed before the European Patent Office. The opposition, which was filed in November 2022, has concluded without the need for an oral hearing. The Opposition Division issued its Interlocutory Decision in October 2025 maintaining our patent in amended form.

A third party may also claim that our current or future owned or licensed patent rights are invalid or unenforceable in a litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. An adverse result in any legal proceeding could put one or more of our current or future owned or in-licensed patents at risk of being invalidated or interpreted narrowly and could allow third parties to commercialize our products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize our product candidates, if approved, without infringing third-party patent rights.

Even if they are unchallenged, our current or future owned or licensed patent rights may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our owned or licensed patent rights by developing similar or alternative technologies in a non-infringing manner. For example, a third party may develop a competitive product that provides benefits similar to one or more of our product candidates but falls outside the scope of our patent protection. If the patent protection provided by our owned or licensed patent rights is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidates, if approved, could be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In addition, given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Any failure to obtain or maintain patent protection with respect to our product candidates or their uses could adversely affect our business, financial condition, results of operations, and prospects.

We also rely upon a combination of trade secrets, know-how, and confidentiality agreements to protect the intellectual property related to our product candidates and technologies and to prevent third parties from copying and surpassing our achievements, thus eroding our competitive position in our market. See the risk factor in this Annual Report titled “—If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.”

We cannot ensure that patent rights relating to inventions described and claimed in our or our licensors’ pending patent applications will issue, or that patents that issue in the future will not be challenged and rendered invalid or unenforceable.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our product candidates by obtaining and defending patents. We have many patent applications in our portfolio; however, we cannot predict:

•
if and when patents may issue based on our patent applications;
•
the scope of protection of any patent issuing based on our patent applications;
•
whether the claims of any issued patent will provide protection against competitors;
•
whether or not third parties will find ways to invalidate or circumvent our patent rights;
•
whether we will need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights, which will be costly whether we win or lose; or
•
whether the patent applications will result in issued patents with claims that cover each of our product candidates, or uses thereof, in the United States or in other foreign countries.

We may be subject to, or otherwise involved in, various priority, validity, inventorship, ownership, and enforceability disputes, including third-party pre-issuance submissions of prior art to the USPTO or PGR procedures, oppositions, derivations, revocation, reexaminations, IPR, or derivation proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such challenge may result in loss of exclusivity or in our patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could require us to obtain licenses from third parties, which may not be available on commercially reasonable terms or at all, limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Such challenges also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects. Furthermore, if the breadth or strength of protection provided by our current or future owned or licensed patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future product candidates.

We may rely on more than one patent to provide multiple layers of patent protection for our product candidates. If the latest-expiring patent is invalidated or held unenforceable, in whole or in part, the overall protection for the product candidate may be adversely affected. For example, if the latest-expiring patent is invalidated, the overall patent term for our product candidate could be adversely affected.

Our pending and future patent applications may not result in patents being issued that protect our product candidates, in whole or in part, or which effectively prevent others from commercializing competitive products.

Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. Because patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file any patent application related to our product candidates. Further, in cases where a particular compound of interest is in the public domain, third parties may be able to obtain patents on improvements or other inventions relating to such compound if they were to discover the same patentable inventions relating to such compounds after us but manage to file a patent application before we do. In addition, we may enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, including any polymorphs and variants, such as our employees, collaborators, consultants, advisors, and other third parties; however, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to obtain patent protection. Furthermore, if third parties have filed patent applications related to our product candidates or technology, a derivation proceeding in the United States can be initiated by a third party to determine who invented any of the subject matter covered by the claims of our patent applications. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our current and future owned and licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

Given the amount of time required for the development, testing, and regulatory review of new product candidates, our patent rights protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Our competitors and other third parties may also seek approval to market their own products similar to or otherwise competitive with our products. Alternatively, our competitors or other third parties may seek to market generic or biosimilar versions of any approved products and, in so doing, claim that any current or future patents owned or licensed by us are invalid, unenforceable, or not infringed. In these circumstances, we may need to defend or assert our patent rights, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find such patents invalid or unenforceable, or may find that our competitors are competing in a non-infringing manner. Thus, even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

Moreover, some of our patent rights may in the future be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

We may not be successful in obtaining or maintaining necessary rights to develop current and any future product candidates on acceptable terms.

Because some of our programs may involve additional product candidates that may require the use of intellectual property or proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license, or use these intellectual property or proprietary rights. Our product candidates also may require specific formulations to work effectively, and these rights may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and expenses and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology, or we may have to abandon development of our product candidates.

In addition, we may have limited control over the maintenance and prosecution of any current or future in-licensed intellectual property. A licensor may not successfully prosecute any patent applications to which we are licensed in a manner consistent with the best interests of our business. We may also have limited control over the manner in which any licensor initiates an infringement proceeding against a third-party infringer or defends any intellectual property that is licensed to us. It is possible that a licensor’s infringement proceeding or defense activities may be less vigorous than those we would have conducted ourselves. We may also enter into future license agreements under which we are a sub-licensee. If any sub-licensor fails to comply with its obligations under its upstream license agreement with its licensor, the licensor may have the right to terminate the upstream license, which could terminate the sub-license. If this were to occur, we would no longer have rights to the applicable intellectual property unless we are able to secure our own direct license with the owner of the relevant rights, which we may not be able to do on reasonable terms, or at all.

Additionally, we may collaborate with academic institutions and governmental authorities to accelerate our preclinical research or development under written agreements with these institutions. In certain cases, these institutions may provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, potentially blocking our ability to pursue our program. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such program, and our business, financial condition, results of operations, and prospects could be adversely affected.

The licensing and acquisition of third-party intellectual property rights is a highly competitive area, and companies, which may be more established or have greater resources than we do, also may be pursuing strategies to license or acquire third-party intellectual property rights that we consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their size, cash resources, and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to acquire, including on terms that would allow us to make an appropriate return on our investment. If we are unable to successfully obtain rights to required third-party intellectual property or maintain the existing intellectual property rights we have licensed, we may be required to expend significant time and resources to redesign our product candidates or technology, or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis, and we may have to abandon development of our product candidates or technology. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Any product candidates licensed from third parties may be subject to retained rights.

Third parties who have collaborated with us by contributing intellectual property or whom we may collaborate with, or license intellectual property from in the future, may retain certain rights under the relevant agreements with us, including the right to use the underlying product candidates for academic and research use, to publish general scientific findings from research related to the product candidates, to make customary scientific and scholarly disclosures of information relating to the product candidates, or to develop or commercialize the licensed product candidates in certain regions.

We may also at times choose to collaborate with academic institutions to accelerate our preclinical research or development. The United States federal government retains certain rights in inventions produced with its financial assistance under the Patent and Trademark Law Amendments Act, or the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh- Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope, or expiration of a third-party patent, which might adversely affect our ability to develop and market our product candidates. We may infringe, misappropriate, or otherwise violate the intellectual property rights of others, and be subject to legal proceedings alleging the same, which may prevent or delay our drug development efforts and prevent us from commercializing, or increase the costs of commercializing, our products.

As the biopharmaceutical industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. There can be no assurance that our operations do not, or will not in the future, infringe, misappropriate, or otherwise violate existing or future third-party patents or other intellectual property rights. Identification of third-party patent rights that may be relevant to our operations is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are absolutely comprehensive, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to our research and other operations, or necessary for the commercialization of our product candidates in any jurisdiction. If a patent holder believes the manufacture, use, sale, or importation of our product candidates, if approved, infringes its patent, the patent holder may sue us even if we have licensed other patent protection for our technology. Moreover, we may face patent infringement claims from nonpracticing entities that have no relevant product revenue and against whom our current, or future, patent portfolio, whether owned or licensed, may therefore have no deterrent effect.

Numerous U.S. and foreign patents and pending patent applications exist in our market, and markets we may enter in the future, that are owned by third parties. For example, we are aware of third-party patents and patent applications that relate to selective PARP1 inhibitors. A third party may seek to assert such patents against us. While we believe we would have valid defenses in connection with any such assertion, in the event our defenses were unsuccessful, we could lose our ability to develop and commercialize our product candidates, even if approved; be required to obtain a license; lose our competitive position; and/or be subject to significant liability for damages. Defense of any such claims, regardless of their merit, would also likely impose substantial litigation expenses and business interruption arising from the diversion of employee resources from our business.

Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit, or otherwise interfere with our ability to make, use, and sell our product candidates. We do not always conduct independent reviews of pending patent applications and patents issued to third parties. Patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the United States can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, product candidates or the use of our product candidates. As such, there may be applications of others now pending, or recently revived patents, of which we are unaware. These patent applications may later result in issued patents, or the revival of previously abandoned patents, that may be infringed by the manufacture, use, or sale of our technologies or product candidates, or will prevent, limit, or otherwise interfere with our ability to make, use, or sell our technologies and product candidates.

The scope of a patent claim in the United States is determined by an interpretation of the law, the written disclosure in a patent, and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent, or a pending application, may be incorrect. For example, we may incorrectly determine that our product candidates are not covered by a third-party patent, or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. In addition, we may be unaware of one or more issued patents or patent applications that would be infringed by the manufacture, sale, or use of our product candidates, if approved, or we may incorrectly conclude that a third-party patent is invalid, unenforceable, or not infringed by our activities. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our product candidates.

Our commercial success depends significantly on our ability, and the ability of our current and future collaborators, to operate without infringing, misappropriating, or otherwise violating the patents and other intellectual property rights of third parties. For example, there could be issued patents of which we are not aware that our current or potential future product candidates infringe. There also could be patents that we believe we do not infringe but that we may ultimately be found to infringe. Competitors may file continuing patent applications claiming priority to already issued patents in the form of continuation, divisional, or continuation-in-part applications, in order to maintain the pendency of a patent family and attempt to cover our product candidates.

The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. Third parties may assert that we are employing their proprietary technology without authorization, and may sue us for patent or other intellectual property infringement, misappropriation, or other violations, or subject us to other adversarial proceedings or litigation, regardless of merit. These lawsuits are costly and could adversely affect our business, financial condition, results of operations, and prospects, and divert the attention of managerial and scientific personnel. If we are sued for patent infringement, we would need to demonstrate that our product candidates, potential products, or methods either do not infringe the claims of the relevant patent, or that the patent claims are invalid, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion. If a court holds that any third-party patents are valid, enforceable, and cover our products or their use, the holders of any of these patents may be able to block our ability to commercialize our products unless we acquire or obtain a license under the applicable patents or until the patents expire.

We cannot provide any assurances that third-party patents and other intellectual property rights do not exist which might be enforced against our current technology, including our research programs, product candidates, their respective methods of use, manufacture, and formulations thereof, and could result in either an injunction prohibiting our manufacture, or future sales, or, with respect to our future sales, an obligation on our part to pay royalties or other forms of compensation to third parties, which could be significant. We may not be able to consummate licensing arrangements, or to make other arrangements at a reasonable cost, or on reasonable terms, or at all. Any inability to secure licenses or alternative technology could result in delays in the introduction of our products or lead to prohibition of the manufacture or sale of products by us. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product candidate, if approved. In addition, in any such proceeding or litigation, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates, or force us to cease some of our business operations, which could materially and adversely affect our business, financial condition, results of operations, and prospects. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could adversely affect the price of shares of our common stock. Moreover, we cannot assure you that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar material and adverse effect on our business, financial condition, results of operations, and prospects. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

We may be involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming, and unsuccessful.

Litigation or other legal proceedings relating to intellectual property claims, with or without merit, are unpredictable and generally expensive and time-consuming. Competitors or other third parties may infringe, misappropriate, or otherwise violate our patents, trademarks, or other intellectual property, or those of our collaborators or licensing partners, or we may be required to defend against claims of infringement, misappropriation, or other violations. In addition, our owned and licensed patent rights also may in the future become involved in inventorship, priority, ownership, or validity disputes. To counter infringement or unauthorized use claims (which may require us to file infringement claims) and to defend against claims that our or our licensor’s intellectual property are invalid or unenforceable can be expensive and time consuming, and divert the time and attention of our management and scientific personnel. Our owned and licensed pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Any claims we, or one of our licensors, assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement, insufficient written description, or failure to claim patent-eligible subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Any future patent-related proceedings could result in the revocation or cancellation of, or amendment to, our owned and licensed patent rights, in such a way that they no longer cover our product candidates, or prevent third parties from competing with our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours or that we otherwise rely on is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly, or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention, or decide that the other party’s use of our patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1) or is otherwise exempted. In addition, the U.S. Supreme Court has in the past changed some legal principles that affect patent applications, granted patents, and assessment of the eligibility or validity of these patents. As a consequence, issued patents may be found to contain invalid claims according to the newly revised eligibility and validity standards. Our future owned or in-licensed patents may be subject to challenge and subsequent invalidation, or significant narrowing of claim scope, in proceedings before the USPTO, or during litigation, under the revised criteria, which also could make it more difficult to obtain patents. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive position, and our business, financial condition, results of operations, and prospects. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could adversely affect the price of shares of our common stock. Moreover, we cannot assure you that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded.

We may not be able to detect infringement against our current or future owned or in-licensed, patents, as the case may be, which may be especially difficult for manufacturing processes or formulation patents. Even if we detect infringement by a third party of our current or future owned or in-licensed patents, we may choose not to pursue litigation against or settlement with, the third party. If we later sue such third party for patent infringement, the third party may have certain legal defenses available to it, which otherwise would not be available except for the delay between when the infringement was first detected and when the suit was brought. Such legal defenses may make it impossible for us to enforce our current or future owned or in-licensed patents against such third party.

If another party questions the patentability of any of our claims in our current or future owned or in-licensed U.S. patents, the third party can request that the USPTO review the patent claims such as in an IPR, ex parte re-exam, or PGR proceeding. These proceedings are expensive and may result in a loss of scope of some claims or a loss of the entire patent. In addition to potential USPTO proceedings, we may become a party to patent opposition proceedings at the European Patent Office, or similar proceedings in other foreign patent offices, where either our current or future owned or in-licensed foreign patents are challenged and may be revoked or cancelled.

In the future, we may be involved in similar proceedings challenging the patent rights of others, and the outcome of such proceedings is highly uncertain. An adverse determination in any such proceeding may result in our inability to manufacture or commercialize products without infringing third-party patent rights. The costs of these oppositions or similar proceedings could be substantial, and we may nevertheless fail in avoiding patent rights of others or having such rights revoked. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors or other third parties may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources, and more mature intellectual property portfolios. Even if we ultimately prevail in any such claims or proceedings, the monetary cost of such litigation, and the diversion of the attention of our management and scientific personnel, could outweigh any benefit we receive as a result of the claims or proceedings.

We may become subject to claims challenging the inventorship or ownership of our owned or licensed patent rights and other intellectual property, or claims asserting that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers.

We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our patent rights or other intellectual property, or those of our collaborators or licensors, as inventors or co-inventors, or other ownership rights. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being invalid or unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our product candidates, or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship or ownership, and the outcome of such litigation is uncertain. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property, which may in turn result in our inability to develop, manufacture, or commercialize, if approved, our product candidates and proprietary technology without infringing third-party patent rights. Such an outcome could adversely affect our business, financial condition, results of operations, and prospects. Even if we are successful in defending against such claims, litigation could result in substantial costs and could become a distraction to management and other employees. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. However, such agreements may be insufficient to provide us with all the rights we require to maintain our operations, and develop, manufacture, and sell our products and/or services.

Certain of our employees, consultants, or advisors have in the past and may in the future be employed at universities, academic partners, or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals, or we ourselves, have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer without authorization. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. An inability to incorporate such technologies or features would harm our business and may prevent us from successfully commercializing our product candidates, if approved. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management. In addition, we may lose personnel as a result of such claims, and any such litigation, or the threat thereof, may adversely affect our ability to hire employees, or contract with independent contractors. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our product candidates, which would have a material adverse effect on our business, results of operations, financial condition, and prospects.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we or our licensors may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we or our licensors regard as our own. Moreover, any assignment of intellectual property rights may not be sufficient or self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could adversely affect our business, financial condition, results of operations, and prospects. Furthermore, individuals executing agreements with us may have preexisting or competing obligations to a third party, such as an academic institution, and thus an agreement with us may be ineffective in perfecting ownership of inventions developed by that individual. Disputes about the ownership of intellectual property that we may own may have a material adverse effect on our business, financial condition, results of operations, and prospects.

In light of the advent of AI-assisted inventions, it is possible third parties could challenge our future patents as invalid for lack of a human inventor. The law regarding AI-assisted inventions and inventorship is evolving rapidly, and allegations of improper inventorship of our AI-assisted inventions could pose a challenge to the enforceability of our future patents throughout the world. See the risk factor in this Annual Report titled “—We use AI/ML to enable our analysis of the internal data generated from our technology platform, and for certain other uses in connection with our business. Defects in, or loss of access to, our data may impair our ability to discover or develop targets or product candidates.”

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time. If we do not obtain patent term extension, or the foreign equivalent, for our product candidates, our business may be materially harmed.

Patents have a limited lifespan. In the United States, if all maintenance fees are paid on time, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional or international patent application filing date. Various extensions may be available, but in all cases, the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of products or new product candidates, patents protecting such products or candidates might expire before or shortly after such products or product candidates are commercialized. As a result, any patents we may own or license may not provide us with sufficient and continuing rights to exclude others from commercializing products similar or identical to ours.

Depending upon the timing, duration, and specifics of any FDA marketing approval of any of our product candidates, any issued U.S. patents that we may own or license may be eligible for limited patent term restoration, or patent term extension, under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process based on the first regulatory approval for a particular drug or biologic. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended, and only those claims covering the approved drug, an approved method for using it, or a method for manufacturing it, may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as with supplemental protection certificates in Europe. Although all countries in the EU make available supplementary protection certificates if certain conditions are satisfied, there is no centralized EU procedure for obtaining them. Hence supplementary protection certificates must be applied for and granted on a EU member state-by-EU member state basis. This can lead to substantial costs in applying for and obtaining these certificates, which may vary among countries, or may not be provided at all.

However, we may not be granted any extensions for which we apply because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. In addition, to the extent we wish to pursue patent term extension or a supplementary protection certificate based on a patent that we in-license from a third party, we would need the cooperation and consent of that third party. Moreover, the applicable time period of any term extension, or the scope of patent protection afforded, could be less than we request.

If we are unable to obtain patent term extension, or the foreign equivalent, or if the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Obtaining and maintaining our patent protection is dependent on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees, and various other governmental fees on patents and/or applications will have to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of our current, and future owned and licensed, patents and patent applications to retain them pending or in force. We rely on our outside counsel and/or other annuity service providers to pay these fees due to the USPTO and non-U.S. governmental patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. We are also dependent on our licensors to take the necessary action to comply with these requirements with respect to certain of our licensed intellectual property. We employ reputable law firms and/or other service providers to help us comply, and in many cases an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market, and this circumstance could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Changes in patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property and other proprietary rights, particularly patents. Obtaining, defending, maintaining, protecting, and enforcing intellectual property and other proprietary rights, including patent rights, in the biopharmaceutical industry involves both technological and legal complexity, and is therefore costly, time consuming, and inherently uncertain. Changes in either the patent laws, or interpretation of the patent laws, in the United States and other countries could increase the uncertainties and costs surrounding the prosecution of patent applications, and the enforcement or defense of issued patents, and may diminish our ability to protect our inventions, obtain, maintain, enforce, and protect our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our future owned and licensed patents. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act, or the AIA, signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our future issued patents. The AIA includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution, and additional procedures to attack the validity of a patent by USPTO-administered post-grant proceedings, including PGR, IPR, and derivation proceedings.

In addition, the patent positions of companies engaged in the development and commercialization of pharmaceuticals are particularly uncertain. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances, or weakening the rights of patent owners in certain situations. Depending on future actions by Congress, the U.S. courts, the USPTO, and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain, protect, and enforce new patents and patents that we might obtain or license in the future. For example, in the case, Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that claims to certain DNA molecules are not patentable. In Amgen Inc. v. Sanofi, the Federal Circuit held that claims with functional language may pose high hurdles in fulfilling the enablement requirement. Recent decisions raise questions regarding the award of patent term adjustment, or PTA, for patents where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will or will not be viewed in future, and whether patent expiration dates may be affected. We cannot predict how future decisions by the courts, Congress, or the USPTO may alter the value of our patents. Any similar adverse change in the patent laws of other jurisdictions could also adversely affect our business, financial condition, results of operations, and prospects.

Similarly, changes in patent law and regulations in other countries or jurisdictions, or changes in the governmental bodies that enforce them, or changes in how the relevant governmental authority enforces patent laws or regulations, may separately or together weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have both increased in recent years. In Europe, in June 2023, a new Unitary Patent system was introduced, which significantly affects European patents, including those granted before the introduction of the system. Under the Unitary Patent system, after a European patent is granted, the default is that the patent will be a part of the Unitary Patent system, thereby resulting in a Unitary Patent having unitary effect; the patent proprietor, however, can, in some instances, opt out of the Unitary Patent system and opt for the traditional state-by-state national validation instead. Each Unitary Patent is subject to the jurisdiction of the Unitary Patent Court, or UPC. As the UPC is a new court system, there is little precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC may be potentially vulnerable to a single, UPC-based, revocation challenge which, if successful, could invalidate the patent in all countries that are signatories to the UPC. We cannot predict with certainty the long-term effects of the new Unitary Patent system.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce, and any other elements of our discovery and development processes that involve proprietary know-how, information, or technology that is not covered by patents. We may also rely on trade secret protection as temporary protection for concepts that may be included in a future patent filing. However, trade secret protection will not protect us from innovations that a competitor develops independently of our proprietary know-how. Competitors or third parties could attempt to replicate some or all of the competitive advantages we derive from our development efforts, or develop their own competitive technologies that fall outside the scope of our intellectual property rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them, or those to whom they communicate such trade secrets, from using that technology or information to compete with us. Any independent development by others of our trade secrets, or knowledge of them by others through other means, would also likely result in such information losing trade secret status. If a competitor independently develops a technology that we protect as a trade secret and files a patent application on that technology, then we may not be able to patent that technology in the future and we may require a license from the competitor to use our own know-how. If the license is not available on commercially viable terms, then we may not be able to launch our product candidate.

Additionally, trade secrets can be difficult to protect and some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Although we require all of our employees to assign their inventions to us, and require all of our employees, consultants, advisors, and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed, or that competitors will not otherwise gain access to our trade secrets. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees, and consultants who are parties to these agreements breach or violate the terms of any of these agreements, we may not have adequate remedies for any such breach or violation. As a result, we could lose our trade secrets, and third parties could use our trade secrets to compete with our product candidates and technology. If our trade secrets are not adequately protected, our business, financial condition, results of operations, and prospects could be adversely affected.

We cannot guarantee that we have entered into such agreements with each party that may have, or has had, access to our trade secrets or proprietary technology and processes. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. However, such systems and security measures may be breached, and we may not have adequate remedies for any breach.

If our trademarks and trade names are not adequately protected, then we may not be able to build brand and name recognition in our markets of interest and our business may be adversely affected.

Our current or future registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared merely descriptive or generic, or determined to be infringing on other marks. The use of registered and unregistered marks may also be limited by certain agreements with third parties. Our current and future trademark applications in the United States and in foreign jurisdictions may not be allowed or may subsequently be opposed. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we are given an opportunity to respond to such rejections, we may be unable to overcome them. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. In the USPTO, cancellation proceedings may be filed against our trademarks, once registered, which may not survive such proceedings. In foreign jurisdictions, opposition or cancellation proceedings may be filed against our trademarks, which may not survive such proceedings.

Moreover, any name we have proposed to use with our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. If the FDA or an equivalent administrative body in a foreign jurisdiction objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties, and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark.

We may not be able to protect our rights to these trademarks and trade names, which we need to enhance brand and name recognition among potential partners or future customers in our markets of interest. As a means to enforce our trademark rights and prevent infringement, we may be required to file trademark claims against third parties, or initiate trademark opposition proceedings. This can be expensive and time-consuming, particularly for a company of our size. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks, or trademarks that incorporate variations of our current or future registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish brand and name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, domain names, social media handles, or other intellectual property may be ineffective, could result in substantial costs and diversion of resources, and could adversely affect our business, financial condition, results of operations, and prospects.

Intellectual property rights do not necessarily address all potential threats to our business.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
others may be able to develop products that are similar to our product candidates or utilize similar technology but that are not covered by the claims of patent applications that we own or license, or any issued patents that we may own or license;
•
we or our current or future licensors or collaborators might not be the first to make the inventions covered by the issued patents or patent application that we may own or license;
•
we or our current or future licensors or collaborators might not be the first to file patent applications covering certain of our or their inventions;
•
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;
•
others may circumvent our regulatory exclusivities;
•
it is possible that the current or future pending patent applications we own or license will not lead to issued patents;
•
others may have access to the same intellectual property rights licensed to us in the future on a nonexclusive basis;
•
issued patents that we may own or license may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
•
our competitors might conduct research and development activities in countries where we do not have patent or other intellectual property rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•
we may not develop additional proprietary technologies that are patentable;
•
the patents or other intellectual property rights of others may have an adverse effect on our business;
•
we may fail to adequately protect and police our trademarks and trade secrets; and
•
we may choose not to file a patent application in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent application covering such intellectual property.

Should any of these events occur, it could significantly harm our business, financial condition, results of operations, and prospects.

We may not be able to obtain, maintain and protect our intellectual property rights throughout the world.

While filing patent applications in foreign jurisdictions remains possible for our provisional applications and patent applications filed under PCT, the filing, prosecuting, and defending of patents covering our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can have a different scope and strength than those in the United States. In some cases, we or our licensors may not be able to obtain patent protection at all for certain product candidates and technology outside the United States. Moreover, obtaining such protection in a timely manner, or at all, may be affected by factors or events beyond our control, such as a prolonged economic downturn or global financial or political crises. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our or our licensors’ inventions in all countries outside the United States, even in jurisdictions where we or our licensors do pursue patent protection, or from selling or importing products made using our inventions in, and into, the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we and our licensors have not pursued and obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the United States. These products may compete with our product candidates in jurisdictions where we or our licensors do not have any issued patents, and our patent claims or other intellectual property rights may not be sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biopharmaceutical products, which could make it difficult for us to stop the infringement of our patents, if pursued and obtained, or marketing of competing products in violation of our proprietary rights generally. The initiation of proceedings by third parties to challenge the scope or validity of our patent rights in foreign jurisdictions could result in substantial cost, and divert our efforts and attention from other aspects of our business. Proceedings to enforce our patent and other intellectual property rights in foreign jurisdictions could result in substantial costs, divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We or our licensors may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Similarly, if our trade secrets are disclosed in a foreign jurisdiction, competitors worldwide could have access to our proprietary information and we may be without satisfactory recourse. Such disclosure could have a material adverse effect on our business. In addition, certain countries outside of the United States have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of those patents. In addition, many countries limit the enforceability of patents against government authorities or government contractors. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

We rely on license, collaboration, and other similar agreements to provide rights to the core intellectual property relating to most of our current product candidates, including our most advanced product candidate, EIK1001. These agreements impose significant milestone payments and other obligations on us. If we fail to comply with the obligations of our current or any future license, collaboration, or other agreements for our product candidates, or otherwise experience disruptions to our business relationships with our current or future licensors or collaborators, we could lose license or other rights that are important to our business, and hence lose the ability to continue the development and commercialization of our product candidates, if approved.

The growth of our business depends substantially on the intellectual property and other proprietary rights we in-license from third parties. For example, we have entered into license and collaboration agreements with Seven and Eight and Impact to license certain intellectual property and other proprietary rights relating to our product candidates EIK1001, EIK1003, and EIK1004. Our programs may involve additional product candidates that may require the use of other intellectual property and proprietary rights held by third parties, as may further development and commercialization of our existing product candidates, if approved. For example, we may develop products containing other pre-existing compounds. These compounds may be covered by intellectual property rights held by others. Thus, we may in the future enter into additional license, collaboration, and other similar agreements with third parties under which we receive rights to other intellectual property and proprietary rights that are important to our business, or we may otherwise acquire such rights. We may fail to obtain any of these licenses or rights on commercially reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. Alternatively, our current and future licenses may not provide us with exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and product candidates, if approved. Thus, patents licensed to us could be put at risk of being invalidated or interpreted narrowly in litigation filed by or against our licensors or another licensee, or in administrative proceedings brought by or against our licensors or another licensee in response to such litigation, or for other reasons. As a result, we may not be able to prevent competitors or other third parties from developing and commercializing competitive products, including in territories covered by our licenses. Our success will depend in part on the ability of our licensors to obtain, maintain, and enforce patent protection for their intellectual property, in particular, those patents to which we have secured exclusive rights.

Our current license and collaboration agreements also impose on us various development, regulatory and/or commercial diligence obligations, payment of milestones, and other obligations. In particular, some of the milestone payments are payable upon our product candidates reaching development milestones before we have commercialized, or received any revenue from, sales of such product candidate, and we cannot guarantee that we will have sufficient resources to make such milestone payments. Any uncured, material breach under the license and collaboration agreements could result in our loss of exclusive rights, and may lead to a complete termination of our rights to the applicable product candidate. Any of the foregoing could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

We may also in the future enter into license, collaboration, and similar agreements with third parties under which we are a sublicensee. If our sublicensor fails to comply with its obligations under its upstream license agreement with its licensor, the licensor may have the right to terminate the upstream license, which may terminate our sublicense. If this were to occur, we would no longer have rights to the applicable intellectual property unless we were able to secure our own direct license with the owner of the relevant rights, which we may not be able to do on reasonable terms, or at all, which may impair our ability to continue to develop and commercialize our product candidates incorporating the relevant intellectual property, if approved.

In some circumstances, we may not have the right to control the maintenance, prosecution, preparation, filing, enforcement, defense, or litigation of patents and patent applications (including designating one or more patents for extended terms, where such extensions are available) that we license from, or license to, third parties, and are reliant on our licensors or licensees to do so. We thus cannot be certain that activities such as patent maintenance and prosecution by our licensors or licensees have been or will be conducted consistent with our best interests, or in compliance with applicable laws and regulations, or will result in valid and enforceable patents and other intellectual property rights. It is possible that our licensors’ or licensees’ infringement proceedings or defense activities may be less vigorous than had we conducted them ourselves, or may not be conducted in accordance with our best interests. If our licensors or licensees fail to maintain such patents or patent applications, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize our product candidates or any of our product candidates that are the subject of such licensed rights, in each case if approved, and our right to exclude third parties from commercializing competing products could be adversely affected. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In spite of our efforts, our current and future licensors might conclude that we have materially breached our obligations under our license and collaboration agreements and might therefore terminate such agreements, thereby removing or limiting our ability to develop and commercialize product candidates, if approved, and technology covered by these license and collaboration agreements. Our license and collaboration agreements are, and future license and collaboration agreements are likely to be, complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property, or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, any or all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Disputes may arise with respect to our current or future licensing and collaboration agreements and include disputes relating to:

•
the scope of rights granted under the license or collaboration agreement and other interpretation-related issues;
•
our financial or other obligations under the license or collaboration agreement;
•
the extent to which our technology and product candidates infringe on intellectual property of the licensor that is not subject to the licensing arrangement;
•
the sublicensing of patent and other rights;
•
our diligence obligations under the license or collaboration agreements and what activities satisfy those diligence obligations;

•
the inventorship or ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•
the priority of invention of patented technology.

For example, we are currently engaged in a payment-related dispute with Seven and Eight. Seven and Eight has alleged that it did not receive a payment we made to Seven and Eight as required by our collaboration agreement and thus such payment is still owed. Although we believe our payment was made in good faith, if we are unable to reach a mutually agreeable resolution to this matter with Seven and Eight, arbitration may be necessary. If this dispute or other disputes involving our license and collaboration agreements, including disputes over intellectual property or other proprietary rights that we license now or in the future, prevent or impair our ability to maintain our licensing arrangements on commercially reasonable terms, we may not be able to successfully develop and commercialize the affected product candidates, if approved, which would have a material adverse effect on our business. If our licenses are terminated, we may lose our rights to develop and market our technology and product candidates, lose patent protection for our product candidates and technology, experience significant delays in the development and commercialization of our product candidates, if approved, or incur liability for damages.

We may jointly own intellectual property with third parties. Under some circumstances, it may be difficult to determine who owns a particular invention or whether it is jointly owned, and disputes could arise regarding ownership, use, prosecution, maintenance, and enforcement. Such disputes with any third-party co-owners of our intellectual property may result in direct financial harm or distract our management from our operations or strategic goals, harming our business, prospects, financial condition, and results of operation.

Furthermore, if our licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical or competitive to ours, and we may be required to cease our development and commercialization of certain of our product candidates, if approved.

In addition, our agreements with third parties may limit or delay our ability to consummate certain transactions, may reduce the value of those transactions, or may limit our ability to pursue certain activities. For example, we may be a party to license, collaboration, or other similar agreements that are not assignable or transferable, or that require the licensor’s express consent in order for an assignment or transfer to take place. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Risks Related to Government Regulation

Even if we commercialize any product candidates, such product may become subject to unfavorable pricing regulations, third-party reimbursement practices, or healthcare reform initiatives, which could harm our business.

The regulations that govern marketing approvals, pricing, and reimbursement for new drug products and biologics vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay or limit our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenue we generate from the sale of the product in that particular country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, if approved, which could make it difficult for us to sell any product candidates profitably.

The success of our product candidates, if approved, depends in part on the availability of coverage and adequate reimbursement from third-party payors, such as government authorities, private health insurers, and other organizations. We cannot be certain that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will continue to be made available for any product that we may develop that initially receives coverage and adequate reimbursement from one or more third-party payors. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Accordingly, coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance.

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. These groups have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•
a covered benefit under its health plan;
•
safe, effective, and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors, which may result in significant variations in coverage and reimbursement from payor to payor. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical, and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability, or may require co-payments that patients find unacceptably high. Further, even if favorable coverage and reimbursement status is attained for one or more drug products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates. There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and proposed and enacted federal and state legislation designed to bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, at the federal level, the Inflation Reduction Act, or the IRA, was signed into law in 2022 and set forth meaningful changes to drug product reimbursement by Medicare. The IRA, among other things, directs the Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subjects drug manufacturers to civil monetary penalties and a potential excise tax for failure to comply with or participate in the program. This program applies to drug products that have been approved for at least seven years and biologics that have been licensed for 11 years, with exceptions such as for certain orphan-designated drugs for which the only approved indication (or indications) is for the orphan disease or condition. Should our product candidates be approved and covered by Medicare Part B or Part D, and fail to fall within a statutory exception such as that for an orphan drug, those products could, after a period of time, be selected for negotiation and become subject to “maximum fair prices” under the program. This could heighten the risk that we would not be able to achieve the expected return on our investment in drug products, or full value of our patents protecting our products, if prices are set under the program.

The IRA also establishes a rebate obligation for drug manufacturers that increase prices of Medicare Part B and Part D covered drugs at a rate greater than the rate of inflation. The inflation rebates may require us to pay rebates if we increase the cost of a product reimbursed by Medicare Part B or Part D faster than the rate of inflation. In addition, the law redesigned the Part D benefit, and our cost-sharing responsibility for any approved product covered by Medicare Part D could be significantly greater compared to the pre-IRA benefit design. Additionally, manufacturers that fail to comply with certain provisions of the IRA may be subject to penalties, including civil monetary penalties.

The negotiation provisions of the IRA are currently the subject of several legal challenges, and the outcome of that litigation is difficult to predict. In any event, the IRA is likely to have a significant impact on the pharmaceutical industry and may reduce the prices we can charge, and the reimbursement we can receive, for our products, among other effects. If healthcare policies or reforms intended to curb healthcare costs are adopted, the prices that we charge for any approved products may be limited, our commercial opportunity may be limited, and/or our revenues from sales of our products may be reduced.

Additionally, there may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including costs related to research and development, manufacturing, and sale and distribution efforts. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, and may be incorporated into existing payments for other services.

We expect to experience pricing pressures in connection with the sale of all of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives, and additional legislative changes. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or third-party payors, and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our business, results of operations, financial condition, and prospects.

Our current and future relationships with healthcare providers and physicians and third-party payors may be subject to applicable anti-kickback, fraud and abuse, transparency, health privacy, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, and diminished profits and future earnings.

Healthcare providers, physicians, and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Any arrangements we may have with healthcare providers, third-party payors, and customers can expose us to broadly applicable healthcare fraud and abuse laws and regulations. Such laws and regulations may constrain the business or financial arrangements and relationships through which we research and, if approved, sell, market, and distribute our product candidates. In particular, the research of our product candidates, as well as the promotion, sales, marketing, and business arrangements of our product candidates, is subject to extensive laws designed to prevent fraud, misconduct, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commissions practices, certain customer incentive programs, and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in regulatory sanctions and serious harm to our reputation. The applicable federal, state, and foreign healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order, or recommendation of any good, facility, item, or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other;
•
the federal civil and criminal false claims laws, including the FCA, which prohibit individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by, Medicare, Medicaid or other federal healthcare programs, knowingly making, using, or causing to be made, or used, a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government healthcare programs if they are deemed to “cause” the submission of false or fraudulent claims. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA, and to share in any monetary recovery;
•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating the healthcare fraud statute under HIPAA without actual knowledge of the statute, or specific intent to violate it;
•
furthermore, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, also imposes obligations on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” and their respective subcontractors that create, receive, maintain, or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information;
•
the civil monetary penalties statute, which, subject to certain exceptions, prohibits, among other things, the offer or transfer of remuneration, including waivers of copayments and deductible amounts (or any part thereof), to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare, or a state healthcare program;
•
federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics to government programs that may be used in the calculation of reimbursement or discounts on approved products;
•
the federal Physician Payments Sunshine Act and its implementing regulations, which require some manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain non-physician practitioners (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and may be broader in scope than their federal equivalents, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers, state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state and local laws that require the registration of pharmaceutical sales representatives.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record keeping, licensing, storage, and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal, state, and foreign enforcement bodies have increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions, significant fines, penalties, and settlements in the healthcare industry. Ensuring that business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and may divert our management’s attention from the operation of our business.

It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations, or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal, and administrative penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from participation in federal and state funded healthcare programs, contractual damages, and the curtailment or restricting of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause us to incur significant legal expenses, and divert management’s attention from the operation of our business. Prohibitions or restrictions on sales or withdrawal of future marketed products could adversely affect our business, financial condition, results of operations, and prospects. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to significant criminal, civil, and administrative sanctions, including exclusions from government funded healthcare programs, which could have a material adverse effect on our business, results of operations, financial condition, and prospects.

We may attempt to seek approval from the FDA for one or more of our product candidates through the use of the accelerated approval pathway. If we are unable to obtain such approval, we may be required to conduct additional clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw any accelerated approval we have obtained.

We may in the future seek approval for one or more of our product candidates under the FDA’s accelerated approval pathway. Under the accelerated approval pathway, the FDA may approve a product candidate for a serious or life-threatening disease or condition, which candidate has shown that it provides a meaningful therapeutic benefit to patients over existing treatments, based on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval are subject to certain additional post-marketing requirements. These typically include a requirement to conduct one or more post-approval studies to confirm the clinical benefit of the product, submission to the FDA during the pre-approval period of all promotional materials intended to be used within 120 days following marketing approval, and submission of promotional materials for use after that period at least 30 days prior to their dissemination. There can be no assurance that we will be able to use the accelerated approval pathway or any other form of expedited development, review, or approval for any of our product candidates. For example, the FDA may not agree with our conclusion that a surrogate endpoint we select is reasonably likely to predict clinical benefit, and thus the FDA may not agree that accelerated approval is appropriate based on that endpoint (even if the results on that endpoint are statistically significant). Also, for any one of our product candidates, if any of our competitors were to receive full approval for an indication for which we are seeking accelerated approval before we receive accelerated approval, our drug candidate may no longer provide meaningful therapeutic benefit over existing treatments, and our product candidate may become ineligible for accelerated approval.

A failure to obtain accelerated approval would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate, and could harm our competitive position in the marketplace. Even if we are able to obtain accelerated approval, if we do not complete the required post-approval studies, or if the FDA determines that the completed post-approval studies do not confirm clinical benefit, then FDA may withdraw approval of our product using expedited procedures.

We may seek a Breakthrough Therapy or Fast Track designation or priority review voucher for current or future product candidates, but we might not receive such designation, and even if we do, we may not maintain such designation. Such designation may not lead to faster development, regulatory review, or approval, and will not increase the likelihood that the product candidate will receive marketing approval.

We may seek a Breakthrough Therapy or Fast Track designation for our current or future product candidates. A Breakthrough Therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, where preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs or biologics that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs or biologics designated as Breakthrough Therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA or BLA is submitted to the FDA. The FDA also has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drugs and biological products that meet certain criteria. New drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition, and preclinical or clinical data demonstrate the potential to address unmet medical needs for that disease or condition. Fast Track and Breakthrough Therapy designations apply to the combination of the product and the specific indication for which it is being studied.

The FDA also recently announced the Commissioner’s National Priority Voucher program, designed to accelerate the development and review of certain drugs and biological products that are aligned with U.S. national health priorities and to enhance the health interests of Americans. Companies selected for the program will be issued a priority review voucher entitling the company to benefits including enhanced communications and rolling review to allow for a shortened review time.

The FDA has broad discretion whether or not to grant Breakthrough Therapy or Fast Track designation or a priority review voucher to any product candidate. Accordingly, even if we believe that a product candidate meets the criteria for a Breakthrough Therapy or a Fast Track designation or a priority review voucher, the FDA may disagree and instead determine not to make such a designation. Even if we receive a Breakthrough Therapy or Fast Track designation or a priority review voucher, the receipt of such designation or voucher may not result in a faster development or regulatory review or approval process compared to drugs considered for approval under conventional FDA procedures, and does not assure ultimate approval by the FDA. In addition, even if a product candidate qualifies as a Breakthrough Therapy or for the Fast Track program or for a priority review voucher, the FDA may later decide that it no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. The failure to obtain a Breakthrough Therapy or Fast Track designation or a priority review voucher for any product candidates we may develop, or the inability to maintain that designation for the duration of the applicable period, could reduce our ability to accrue sufficient sales of the applicable product candidate to balance the expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

Recently enacted legislation, future legislation, and other healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize our product candidates and may affect the prices we may set.

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost-containment measures that may reduce or limit coverage and reimbursement for newly approved drugs, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare.

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or, collectively, the ACA, was enacted in the United States, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States and significantly affected the pharmaceutical industry. The ACA subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program, or MDRP, are calculated for drugs and biologics that are inhaled, infused, instilled, implanted, or injected, increased the minimum Medicaid rebates owed by manufacturers under the MDRP, extended manufacturer Medicaid rebate obligations to utilization by individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs and biologics, and established a new Medicare Part D coverage gap discount program. Since its enactment, there have been judicial, congressional, and executive branch challenges to the ACA, which have resulted in delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress.

In addition, the IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap, impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Various industry stakeholders, including certain pharmaceutical companies and industry groups, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access, marketing cost disclosure, transparency measures and other measures designed to encourage importation from other countries, and bulk purchasing. In January 2024, the FDA authorized Florida’s Agency for Health Care Administration’s drug importation program, which is the first step toward Florida facilitating importation of certain prescription drugs from Canada. Authorization of other state programs may follow. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations, and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products, and which suppliers, will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations, and prospects.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011 was signed into law, which resulted in reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2032.

We expect that the ACA, the IRA, and any other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies, and additional downward pressure on the price that we receive for any approved product. We cannot predict the likelihood, nature, or extent of healthcare reform initiatives that may arise from future legislation or administrative action. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates, if approved.

Even if we receive marketing approval for our current or future product candidates in the United States, we may never receive regulatory approval to market outside of the United States.

We plan to seek regulatory approval of our current or future product candidates outside of the United States in the future. In order to market any product outside of the United States, however, we must establish and comply with the numerous and varying safety, efficacy, and other regulatory requirements of other applicable countries. Approval procedures vary among countries and can involve additional product candidate testing and additional administrative review periods. The time required to obtain approvals in other countries might differ substantially from that required to obtain FDA approval. The marketing approval processes in other countries generally implicate all of the risks detailed above regarding FDA approval in the United States, as well as other risks. In particular, in many countries outside of the United States, products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties, and costs for us and could delay or prevent the introduction of any of our product candidates in certain countries. Regulatory and marketing approval in one country does not ensure regulatory and marketing approval in another, but a failure or delay in obtaining regulatory and marketing approval in one country may have a negative effect on the regulatory process in others, and would impair our ability to market our current or future product candidates in such foreign markets. Any such impairment would reduce the size of our potential market, which could adversely affect our business, financial condition, results of operations, and prospects.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations. We can face serious consequences for violations.

We are subject to U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which are collectively referred to as Trade Laws. Anti-corruption laws generally prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving, directly or indirectly, corrupt or improper payments, or anything else of value to or from recipients in the public or private sector.

We expect our ex-U.S. activities to increase over time, including the engagement of third parties for clinical trials or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals, and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities. If we expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate.

The failure to comply with Trade Laws may result in substantial civil and criminal fines and penalties, imprisonment, the loss of trade privileges, suspension or debarment from government contracting, breach of contract and fraud litigation, reputational harm, and other consequences.

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing, and selling certain product candidates we may identify outside of the United States, and require us to develop and implement costly compliance programs.

We will be subject to numerous laws and regulations in each jurisdiction outside the United States in which we operate in the future. The creation, implementation, and maintenance of international business practices compliance programs is costly, and such programs are difficult to enforce, particularly where reliance on third parties is required.

The FCPA prohibits any U.S. persons, as well as their employees, agents and other collaborators, from paying, offering, authorizing payment, or offering of anything of value, directly or indirectly, to any foreign official, political party, or candidate, and other related parties, for the purpose of influencing any act or decision of the foreign entity, or to obtain, retain, or direct business. The FCPA also obligates companies whose securities are publicly listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all of the company’s transactions, including those of its international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Compliance with the FCPA is expensive and can be difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

Export control and economic sanctions laws may restrict, or even prohibit, the provision of certain items, technology, and services to countries, governments, and persons targeted by sanctions programs. Governmental regulation of the import or export of our product candidates, or our failure to obtain any required import or export authorization for our product candidates, when applicable, could harm our operations. If we expand our presence outside of the United States, it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our research and development costs. Violations of the FCPA can result in significant civil and criminal penalties. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

If we fail to comply with environmental, health, and safety laws and regulations, we could become subject to fines or penalties or incur costs that could adversely affect our business, financial condition, and results of operations.

We are subject to numerous environmental, health, and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment, and disposal of hazardous materials and wastes. Our research and development activities involve the use of biological and hazardous materials and produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials, which could cause an interruption of our future commercialization, research, engineering, and development efforts, and business operations, and/or environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. Although we believe that the safety procedures used by our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, this may not be the case, and we may not eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state, federal, or other applicable authorities may curtail our use of certain materials or interrupt our business operations.

Although we maintain insurance to cover us for costs and expenses that we may incur due to injuries to our employees resulting from the use of hazardous materials and insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials, these insurance plans may not provide adequate coverage against potential liabilities.

Furthermore, environmental laws and regulations are complex, change frequently, and have tended to become more stringent. We cannot predict the impact of such changes or our future compliance. In addition, we may incur substantial costs to comply with current or future environmental, health, and safety laws and regulations. These current or future laws and regulations may impair our research, development, or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties, or other sanctions.

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could adversely affect our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel, the ability to accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also extend the time necessary for new drug development and for those new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our business, financial condition, results of operations, and prospects. For example, over the last several years, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or there are other changes which limit the FDA’s ability to perform its necessary activities in a timely manner, it could significantly reduce the ability of the FDA to review and process our regulatory submissions, which could have a material adverse effect on our business.

Further, the current presidential administration has expressed an intention of, and undertaken efforts to, reduce the size and spending of the federal government. As part of this initiative, the current presidential administration established the Department of Government Efficiency, or DOGE, which is tasked with reducing government spending and increasing efficiency of the federal government and its component agencies. Since its establishment, DOGE has taken action aimed at reducing the workforce of the federal government and eliminating other expenditures, such as facility leases, used by the federal government and its component agencies. While these and other actions taken by the current presidential administration could be viewed as a part of a larger goal of de-regulation, a consequence of these developments and other actions taken by DOGE or the current presidential administration generally could be reduced resources, employees, and contractors at the FDA, which could significantly reduce the ability of the FDA to complete their review responsibilities, and hence could materially affect our ability to achieve timely registration of our product candidates.

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate about clinical development programs and the diseases our product candidates are being developed to treat. We may utilize appropriate social media in connection with communicating about our development programs. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to report an alleged adverse event during a clinical trial. When such disclosures occur, we may fail to monitor and comply with applicable adverse event reporting obligations, or we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website, or a risk that a post on a social networking website by any of our employees may be construed as inappropriate promotion. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or incur other harm to our business.

Risks Related to Data Privacy, Information Technology, and Cybersecurity

If our information technology systems, or those used by our CROs, CMOs, clinical sites, or other contractors, consultants, or third parties with whom we work, or our data are or were compromised, including by system failures, security incidents, or loss or leakage of data, or otherwise disrupted, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or action, litigation, fines and penalties, disruptions of our business operations, reputational harm, and other adverse consequences.

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of our business, we, and the third parties with whom we work, collect, receive, store, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share, and otherwise process, which we collectively refer to as process, personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, sensitive third-party data, business plans, transactions and financial information, and other proprietary information, which we collectively refer to as sensitive data. We also generate a substantial amount of sensitive data through our technology platform in the ordinary course of our business. As a result we, and the third parties with whom we work, face a variety of evolving threats which could cause security incidents or other disruptions. Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties with whom we work. Therefore, it is critical that we and third parties with whom we work process sensitive data in a secure manner to maintain the confidentiality and integrity of such sensitive data and otherwise safeguard our information technology systems.

Despite the implementation of security measures, given the size and complexity of our information technology systems and those of our CROs, CMOs, clinical sites, and other contractors, consultants, and third parties with whom we work, and the increasing amounts of sensitive data that they maintain, such information technology systems are potentially vulnerable to cyberattacks, computer viruses, bugs, worms or other malicious codes, malware (including as a result of advanced persistent threat intrusions) and other attacks by computer hackers, brute force attacks, application security attacks, social engineering (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), infiltration by unauthorized persons, fraud, supply chain attacks and vulnerabilities through our third-party service providers or otherwise, denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, supply-chain attacks, software bugs, breakdown or other damage or interruption from service interruptions, system or server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks facilitated or enhanced by AI, telecommunications and electrical failures, earthquakes, fires, floods, other natural disasters, terrorism, war, and other similar threats. Such information technology systems are additionally vulnerable to security incidents or other disruptions from inadvertent or intentional actions by our employees, third-party vendors, contractors, consultants, business partners, and other third parties. The increase in remote work has increased these risks to our information technology systems and sensitive data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit, and in public locations. Any of the foregoing may compromise or disable our system infrastructure, or that of our third-party vendors and other contractors and consultants, or lead to data leakage.

Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors, for geopolitical reasons and in conjunction with military conflicts and defense activities. In particular, ransomware attacks, including those from organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent, sophisticated, and severe, and can lead to significant interruptions, delays, or outages in our operations, loss of sensitive data, loss of income, significant extra expenses to restore data or systems, reputational loss, and the diversion of funds.

During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of attacks for geopolitical reasons, including retaliatory cyberattacks, that could materially disrupt our systems and operations, including our supply chains, thereby degrading our ability to continue our research, engineering, and development efforts, or to produce, sell, and distribute our product candidates, if approved. In addition to experiencing a security incident or other disruption, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveal competitively sensitive details about our organization. These data could be used by third parties to undermine our competitive advantage or market position.

Furthermore, future business transactions (such as acquisitions) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in the systems and technologies of any acquired entities. Additionally, we may discover security or other issues that were not found during due diligence of such acquired entities, and it may be difficult to integrate companies into our information technology environment and security program.

It may be difficult or costly to detect, investigate, mitigate, contain, and remediate a security incident or other disruption. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident or other disruption could result in outages, data losses, and disruptions of our business. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.

Moreover, we use a combination of in-house and third-party cloud services to store and manage the data we generate using our technology platform. If either cloud service is disrupted, it could result in the loss of proprietary data, which would require additional cost and time to recreate and have an adverse effect on our business, financial condition, results of operations, and prospects.

In addition, our reliance on third-party partners could introduce new cybersecurity risks and vulnerabilities. We rely on third-party partners and technologies to operate critical business systems and to process sensitive data in a variety of contexts, including encryption and authentication technology, employee email, and other functions. We also rely on third-party partners to assist with our clinical trials, provide other products or services, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party partners experience a security incident, breach, or other incident or failure, we could experience adverse consequences. Further, in such a circumstance, we may not receive timely notice of, or sufficient information about, the security incident, breach, or other incident or failure, or be able to exert any meaningful control of or influence over how and when such security incident or failure is addressed. While we may be entitled to damages if our third-party service partners fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of, or disruption to, our information technology systems (including our services) or the third-party information technology systems that support us and our services.

We actively implement measures designed to identify, protect, detect, respond to, and recover from vulnerabilities within our information systems, including those related to hardware, software, and third-party providers. However, despite our efforts, not all vulnerabilities may be detected or resolved promptly. In some cases, there may be delays in developing and deploying necessary remediation measures and security patches. These undetected or unaddressed vulnerabilities could be exploited, potentially leading to security incidents or other disruptions, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. We have experienced certain immaterial security incidents in the past, and may experience security incidents in the future. Such an event, or other threats in the future, could cause another security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, or disclosure of, or access to, our sensitive data or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our services, including clinical trials, or continue our target discovery programs.

We have expended significant resources and modified our business activities (including our clinical trial activities) to try to protect against security incidents and other disruptions, and will continue to do so. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

The costs related to security breaches or disruptions could be material, and might cause us to incur significant expenses. If the information technology systems of our CROs, CMOs, clinical sites, and other contractors and consultants become subject to disruptions or security incidents, we may have insufficient recourse against such third parties, and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

If any such incidents were to occur and cause interruptions in our operations, including to the extent that any disruption or security incident were to result in a loss or interruption of, or damage to, our data or applications, or those of our contractors, consultants, and other third parties with whom we work, or inappropriate disclosure of sensitive data, it could result in a disruption of our business, operations, and development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for a product candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security incident were to result in the loss of, or damage to, our sensitive data or applications, or inappropriate disclosure of sensitive data, we could incur liability and reputational damage, and the further development of any product candidates could be delayed. Applicable privacy and cybersecurity obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, future customers, regulators, and investors, of security incidents or other disruptions, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure, or the failure to comply with applicable requirements, could have material adverse effects on our business. Any such event could also result in adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements or oversight, restrictions on processing sensitive data, litigation, indemnification obligations, negative publicity, reputational harm, monetary fund diversions, diversion of management attention, financial loss, and other similar harms. Security incidents, other disruptions, and their attendant consequences may negatively impact our ability to grow and operate our business, and may result in a loss of confidence in us and in our ability to conduct clinical trials, which could delay the clinical development of our product candidates.

If the information technology systems of our contractors, consultants, and other third parties with whom we work become subject to disruptions or security incidents, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Our contracts may not always contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and cybersecurity obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from, or to mitigate liabilities arising as a result of, our privacy and cybersecurity practices, or that such coverage will continue to be available on commercially reasonable terms, or at all, or that such coverage will pay future claims. Additionally, our sensitive data could be leaked, disclosed, or revealed as a result of, or in connection with, our employees’, personnel’s, or vendors’ use of generative AI technologies.

We cannot assure you that our data protection efforts and our investment in information technology will prevent breakdowns, data leakages, breaches in our systems, or those of our contractors, consultants, and other third parties with whom we work, or other security incidents or other disruptions that could have a material adverse effect upon our reputation, business, operations, or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our contractors, consultants, and other third parties with whom we work, it could result in a material disruption or delay of the development of our product candidates. Furthermore, significant disruptions of our internal information technology systems, or those of our contractors, consultants, and other third parties with whom we work, or security incidents, could result in the loss, misappropriation, or unauthorized access, use, or disclosure of, or the prevention of access to, sensitive data, which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of sensitive data, including sensitive data regarding our customers or employees, could harm our reputation directly, compel us to comply with federal or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of sensitive data, which could result in significant legal and financial exposure, and reputational damages that could potentially have a material adverse effect on our business, financial condition, results of operations, and prospects.

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies, and other obligations related to privacy and cybersecurity. Any actual or perceived failure to comply with such obligations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation (including class claims), negative publicity, or other adverse consequences that could negatively affect our operating results and business, as could changes in such laws, regulations, and other obligations.

In the ordinary course of business, we and our partners process personal data, including sensitive personal data, as well as proprietary and confidential business information and other personal data. As a result, we and our partners are subject to numerous privacy and cybersecurity obligations, which may include various federal, state, local, and foreign laws and regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to privacy and cybersecurity. These laws, rules, and regulations may be subject to differing interpretations, which adds to the complexity of processing personal data. Guidance on implementation and compliance practices are often updated or otherwise revised. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions, or to collect, store, transfer, use, share, or otherwise process personal data, necessitate the acceptance of more onerous obligations in our contracts, result in liability, or impose additional costs on us. If we fail or are perceived to have failed, to comply with these laws, rules, and regulations, we may be subject to litigation, regulatory investigations, enforcement notices, enforcement actions, fines, imprisonment of company officials, public censure, claims for damages by affected individuals, and criminal or civil penalties, as well as negative publicity, reputational harm, loss of goodwill, and a potential loss of business, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In the United States, numerous federal, state, and local governments have enacted laws, rules, and regulations, including state data breach notification laws, state health information privacy laws, federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act, or the FTCA), and other similar regulations (e.g., wiretapping) that govern the processing of personal data, including health-related information. Each of these laws, rules, and regulations is subject to varying interpretations and constantly evolving.

For example, HIPAA, as amended by HITECH, and regulations promulgated thereunder, impose specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information on “covered entities,” and their respective “business associates,” as well as their covered subcontractors, that perform services for them. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. For example, while we are not a “covered entity” under HIPAA, if we enter into a business associate agreement, we could potentially face substantial criminal or civil penalties if we knowingly receive protected health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of such protected health information, or otherwise violate applicable HIPAA requirements related to the protection of such information. Moreover, determining whether protected health information has been handled in compliance with applicable privacy standards, as well as our contractual obligations with third parties can be complex and may be subject to changing interpretation. If we are unable to protect the privacy and security of health information, we could be found to have breached our contracts. HHS has the discretion to impose penalties without attempting to first resolve violations. HHS enforcement activity can result in financial liability and reputational harm.

Even when HIPAA does not apply, according to the Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce, in violation of the FTCA. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered personal data that merits stronger safeguards.

Further, on April 8, 2025, the DOJ implemented the Data Security Program Rule, or DSP, under Executive Order 14117 and the International Emergency Economic Powers Act. The DSP imposes restrictions on certain data-related transactions involving U.S. persons and entities, particularly those that may result in access to U.S. government-related data or bulk sensitive personal data of U.S. persons by foreign adversaries or entities under their control. The rule effectively imposes export control-like restrictions on the transfer, sale, or sharing of sensitive data-including genomic, geolocation, biometric, health, financial, and other personal data-to or with entities in countries of concern, including but not limited to China, as well as entities and persons associated with those countries. The DSP also creates additional obligations for U.S. companies concerning personal data they collect, store, or transmit. Compliance may require us to stop or restrict certain data transfers, alter the geographic scope of our operations, cease doing business with certain third parties or using certain tools or vendors, or change how data flows throughout our business. Failure to comply with the DSP could result in civil or criminal penalties and restrictions on our ability to engage in certain business activities. Additionally, the scope and interpretation of the rule may evolve, and future guidance or enforcement actions could impose further obligations or restrictions.

Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may affect our business. Certain states also impose stricter requirements for processing certain personal data, including sensitive data, such as conducting data privacy impact assessments. Failure to comply with these laws, where applicable, can result in significant statutory fines. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act of 2020, collectively the CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices, and honor requests of such individuals to exercise certain privacy rights, including allowing customers to opt out of certain data sharing with third parties. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants to recover significant statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. The CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work. Several other states have passed comprehensive privacy laws similar to the CCPA. Like the CCPA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data. Some of the provisions of these laws may apply to our business activities. A number of similar privacy laws are also being considered in several other states as well as at the federal level, which may add additional complexity, variation in requirements, restrictions, and potential legal risk, and require additional investment of resources in compliance programs, alter data handling strategies, and restrict the availability of previously useful data, and could result in increased compliance costs or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly, and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

In addition, all 50 U.S. states and the District of Columbia have enacted breach notification laws that may require us to notify patients, employees, or regulators in the event of unauthorized access to or disclosure of personal or confidential information experienced by us or our collaborators or third-party service providers. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states frequently amend existing laws, requiring attention to changing regulatory requirements. We also may be contractually required to notify patients or other counterparties of a security breach. In addition to government regulation, privacy advocates and industry groups have in the past, and may in the future propose, self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards.

Outside the United States, an increasing number of laws and regulations, including Australia’s Privacy Act 1988, the European Union’s General Data Protection Regulation, or the EU GDPR, the United Kingdom’s General Data Protection Regulation, or UK GDPR, together with the EU GDPR, the GDPR, and China’s Personal Information Protection Law, or the PIPL, may also apply to our processing of personal data, including health-related and other sensitive personal data.

The GDPR, together with national legislation, regulations, and guidelines of the European Economic Area, or the EEA, EU member states, and the United Kingdom governing the processing of personal data, imposes strict obligations and restrictions on the ability to collect, analyze, and transfer personal data, including processing health data from clinical trials, adverse event reporting, and engaging in other activities associated with clinical trials. In particular, these obligations and restrictions concern the legal basis, such as consent, upon which personal data may be lawfully processed, the information provided to individuals whose data are processed, the transfer of personal data out of the EEA or the United Kingdom, security breach notifications, and the security and confidentiality of the personal data. The GDPR also provides that EEA member states and the United Kingdom make their own further laws, rules, and regulations to introduce specific requirements related to the processing of “special categories of personal data,” including personal data related to health, biometric data used for unique identification purposes, genetic information, as well as personal data related to criminal offences or convictions. This fact may lead to greater divergence on the law that applies to the processing of such data types across the EEA and the United Kingdom, compliance with which, as and where applicable, may increase our costs and could increase our overall compliance risk. Such member state-specific regulations could limit our ability to collect, use, and share data in the context of any future EEA or United Kingdom establishments (regardless of where any processing in question occurs). The GDPR also imposes substantial potential fines for breaches of such data protection obligations. Companies that must comply with the GDPR face increased compliance obligations and risk, including robust regulatory enforcement of data protection requirements by national authorities, temporary or definitive bans on data processing, private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized under law to represent their interests, and potential administrative fines for noncompliance of up to €20 million (£17.5 million) or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition to administrative fines, a wide variety of other potential enforcement powers are available to competent supervisory authorities in respect of potential and suspected violations of the GDPR, including extensive audit and inspection rights, and powers to order temporary or permanent bans on all or some processing of personal data carried out by non-compliant companies. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Further, the exit of the United Kingdom from the EU, often referred to as Brexit, and ongoing developments in the United Kingdom have created uncertainty regarding data protection regulation in the United Kingdom. While the EU GDPR and the UK GDPR remain substantially similar for the time being, the government of the United Kingdom has adopted reforms to its data privacy and cybersecurity legal framework in its Data Use and Access Act 2025, which became law on June 19, 2025 (phasing in between June 2025 and June 2026) and will introduce significant changes from the EU GDPR. This may lead to additional compliance costs and could increase overall risk exposure as businesses may no longer be able to take a unified approach across the EEA and the United Kingdom, and such businesses may need to amend their processes and procedures to align with the new framework. Implementing mechanisms to endeavor to ensure compliance with the EU GDPR and the UK GDPR may be onerous and expose businesses to divergent parallel regimes that may be subject to potentially different interpretations and enforcement actions for certain violations and related uncertainty.

In addition, we may be unable to transfer personal data from the EEA and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws or imposed policy mandates requiring data to be localized, or limiting the transfer of personal data to other countries. In particular, the EEA and the United Kingdom have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and United Kingdom to the United States in compliance with law, such as the EEA’s standard contractual clauses, the United Kingdom’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework, or the Framework, and the United Kingdom extension thereto (which allows for transfers to U.S.-based organizations that self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges or may be challenged in the future, and there is no guarantee that we can satisfy or rely on these measures to lawfully transfer personal data to the United States or other jurisdictions. If there is no lawful manner for us to transfer personal data from the EEA, the United Kingdom, or other jurisdictions to the United States, or if the requirements for a legally compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors, and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and United Kingdom to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and civil society and privacy advocacy groups.

The PIPL covers the processing of personal information of persons by organizations and individuals in China, and the processing of personal information of persons in China outside of China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in China. It imposes similar restrictions as the GDPR does, including restrictions on the ability to collect and process personal data, consent requirements and data subject rights, and data localization and limitations on cross-border data transfers. Companies that violate the PIPL are subject to fines of up to 50 million renminbi or 5% of the revenue of the noncompliant company in the prior year and other penalties.

Implementing mechanisms to ensure our compliance with the GDPR, the PIPL, and relevant local legislation in EEA member states, the United Kingdom, China, and elsewhere we do business may be onerous and may interrupt or delay our development activities, and adversely affect our business, financial condition, results of operations, and prospects. In addition to the foregoing, a breach of the GDPR, the PIPL, or other applicable data privacy, data protection, and security laws and regulations could result in regulatory investigations, reputational damage and orders to cease or change our use of data, enforcement notices, or potential civil claims including class-action-type litigation.

We are bound by other contractual obligations related to privacy and cybersecurity, and our efforts to comply with such obligations may not be successful.

We may publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding privacy and cybersecurity. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to privacy and cybersecurity (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices, and to those of any third parties that process personal data on our behalf.

If we or our collaborators or our third-party processors fail to keep apprised of, and comply with, applicable international, federal, state, or local regulatory requirements, we could be subject to a range of regulatory actions that could affect our or any of our collaborators’ ability to seek to commercialize our product candidates, if approved. Any threatened or actual governmental enforcement action or litigation where private rights of action are available could also generate adverse publicity, damage our reputation, result in liabilities, fines, and loss of business, and require that we devote substantial resources that could otherwise be used in other aspects of our business.

Compliance with U.S. and foreign privacy and cybersecurity laws, rules, and regulations could require us to take on more onerous obligations in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use, and disclose sensitive data, or, in some cases, diminish our or our partners’ or suppliers’ ability to operate in certain jurisdictions. Each of these constantly evolving laws can be subject to varying interpretations. We may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Any actual or perceived failure to comply with U.S. and foreign data protection laws and regulations could result in government investigations and enforcement actions (which could include civil or criminal penalties), fines, private litigation, or adverse publicity, and could negatively affect our operating results and business. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Moreover, patients about whom we or our partners obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend, and could result in adverse publicity that could harm our business. Moreover, even if we take all necessary actions to comply with legal and regulatory requirements, we could be subject to data breaches or other unauthorized access of personal information or other sensitive or confidential information, which could subject us to fines and penalties, as well as litigation and reputational damage and other adverse consequences.

Risks Related to Our Reliance on Third Parties

We have relied and expect to continue to rely on third parties to assist us as we conduct aspects of our preclinical studies and clinical trials. If those third parties do not perform as contractually required, fail to satisfy legal or regulatory requirements, miss expected deadlines, or terminate their relationship with us, our development programs could be delayed, made more costly, or fail to yield interpretable results, and we may never be able to seek or obtain regulatory approval for, or commercialize our product candidates.

We currently rely, and intend to rely in the future, on various flexible service providers with whom we contract to undertake specific tasks in the conduct of preclinical studies and clinical trials to support the evaluation of our current or future product candidates. Because we currently rely and intend to continue to rely on these third parties, we may have less control over the timing, quality, and other aspects of preclinical studies and clinical trials than we would have had we conducted all aspects of these studies independently. For example, under the collaboration agreement with Impact, Impact is responsible for the clinical development of EIK1003 and EIK1004 in certain jurisdictions, and we currently depend on Impact for our clinical drug substance supply for these product candidates. While we generally do not rely on CROs to supervise and conduct clinical trials in their entirety, we often employ CROs under flexible service provider contracts to represent us in jurisdictions where we do not currently have permanent employees, or to undertake specific tasks where our own employees cannot allocate sufficient time to complete the necessary work. These parties are not, and will not be, our employees, and we must supervise the amount of time and the resources that they dedicate to our programs. Additionally, such parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs.

Large-scale clinical trials require significant financial and management resources, and reliance on third-party clinical investigators, CROs, partners, or consultants. Relying on third-party clinical investigators or CROs may force us to encounter delays and challenges that are outside of our control. We may not be able to demonstrate sufficient comparability between products manufactured at different facilities to allow for inclusion of the clinical results from participants treated with products from these different facilities, in our product registrations. Further, our third-party clinical manufacturers may not be able to manufacture our product candidates or otherwise fulfill their obligations to us because of interruptions to their business, including the loss of their key staff or interruptions to their raw material supply.

Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable trial protocol and legal, regulatory, and scientific standards, and our reliance on the CROs, clinical trial sites, and other third parties does not relieve us of these responsibilities. For example, we will remain responsible for ensuring that each of our preclinical studies is conducted in accordance with good laboratory practices, or GLPs, and clinical trials are conducted in accordance with GCPs. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with GCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections (including pre-approval inspections once an NDA or BLA is submitted to the FDA) of trial sponsors, clinical investigators, trial sites, and certain third parties, including CROs. If we, our CROs, clinical trial sites, or other third parties fail to comply with applicable GCPs or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCPs. Moreover, our business may be adversely affected if our CROs, clinical investigators, or other third parties violate federal or state healthcare fraud and abuse or false claims laws and regulations, or healthcare privacy and security laws.

In the event we need to repeat, extend, delay, or terminate our clinical trials because these third parties do not successfully carry out their contractual duties, meet expected deadlines, or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, our clinical trials may need to be repeated, extended, delayed, or terminated, and we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates, and we will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates, or we or they may be subject to regulatory enforcement actions. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business may be materially and adversely affected.

If any of our relationships with these third parties terminate, we may not be able to enter into alternative arrangements or do so on commercially reasonable terms. Switching or adding additional contractors involves additional cost and time and requires management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines. In addition, if an agreement with any of our collaborators terminates, our access to technology and intellectual property licensed to us by that collaborator may be restricted or terminate entirely, which may delay our continued development of our product candidates utilizing the collaborator’s technology or intellectual property, or require us to stop development of those product candidates completely.

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA, and may ultimately lead to the denial of regulatory approval of one or more of our product candidates.

We rely on third-party manufacturers and suppliers to supply our product candidates. The loss of our third-party manufacturers or suppliers, or their failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, within acceptable timeframes, or at all, would materially and adversely affect our business, financial condition, results of operations, and prospects.

We do not currently have any manufacturing facilities, and do not plan to establish manufacturing capabilities in the near future. We currently rely, and expect to continue to rely, on third-party contract manufacturers to provide bulk drug substances, drug products, raw materials, samples, components, and other materials for our product candidates.

Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourselves. There can be no assurance that our preclinical and clinical development supplies will not be limited, interrupted, or terminated, will be of satisfactory quality, or be available at acceptable prices, including as we expand the size and number of our clinical trials. Any deviations from their contractual obligations by our third-party manufacturers could delay, prevent, or impair our development or commercialization efforts. In addition, replacing a manufacturer could require significant effort and time because there may be a limited number of qualified replacements.

The manufacturing process for our product candidates is subject to review by the FDA and other foreign regulatory authorities to the extent applicable. We and our suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMPs. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA and foreign regulatory authorities. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, we may not be able to rely on their facilities for the manufacture of elements of our product candidates. In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations in relation to quality, timing, or otherwise, or if our projected manufacturing capacity or supply of materials becomes limited, delayed, interrupted, or more costly than anticipated, we may be forced to enter into an agreement with another third party, which we may not be able to do in a timely fashion, or on reasonable terms, or at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer, and we may have difficulty transferring such to another third party. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with applicable quality standards and regulations and guidelines, and we may be required to repeat some of the development program. The delays and costs associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

We expect to continue to rely on third-party manufacturers if we receive regulatory approval for any product candidate; however, we do not have any agreements with third-party manufacturers for the long-term supply of any of our product candidates. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. Any manufacturing facilities used to produce our product candidates will be subject to periodic review and inspection by the FDA and foreign regulatory authorities, including for continued compliance with cGMPs, quality control, quality assurance, and corresponding maintenance of records and documents. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our, or a third party’s, failure to execute on our manufacturing requirements, comply with cGMPs, or maintain a compliance status acceptable to the FDA or other applicable foreign regulatory authorities could adversely affect our business in a number of ways, including:

•
an inability to initiate or continue preclinical studies or clinical trials of product candidates;
•
a delay in submitting regulatory applications, or receiving regulatory approvals, for product candidates;
•
a loss of the cooperation of existing or future collaborators;
•
in the event of approval to market and commercialize a product candidate, an inability to meet commercial demands for our products; and
•
regulatory enforcement actions against our manufacturers or us, including fines and civil and criminal penalties, which could result in imprisonment, suspension, or restrictions of production, injunctions, delay, or denial of product approval or supplements to approved products, clinical holds or termination of clinical trials, warning or untitled letters, regulatory authority communications warning the public about safety issues with the product, refusal to permit the import or export of the products, requirements to cease distribution of the products, product seizure, detention or recall, operating restrictions, suits under the civil FCA, corporate integrity agreements, consent decrees, or withdrawal of product approval.

Additionally, our CMOs may experience difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our CMOs were to encounter any of these difficulties, our ability to provide our product candidates to patients in clinical trials, or to provide product for treatment of patients if approved, would be jeopardized.

Some of our suppliers are located outside of the United States, which subjects us to additional risks that are beyond our control and that could harm our business, financial condition, results of operations, and prospects.

Certain of our suppliers are located outside of the United States, including China. As a result, we are subject to risks associated with doing business abroad, including:

•
political unrest, terrorism, labor disputes, and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;
•
the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, taxes, and other charges on imports, as well as trade restrictions, and restrictions on currency exchange or the transfer of funds, particularly new or increased tariffs imposed on imports from countries where our suppliers operate;
•
greater challenges and increased costs with enforcing and periodically auditing or reviewing our suppliers’ and manufacturers’ compliance with cGMPs, and operating in a manner acceptable to the FDA or foreign regulatory authorities;
•
reduced protection for intellectual property and other proprietary rights, including trademark protection, in some countries;
•
disruptions in operations due to global, regional, or local public health crises or other emergencies or natural disasters;
•
disruptions or delays in shipments; and
•
changes in local economic conditions in countries where our manufacturers or suppliers are located.

In addition, there is currently significant uncertainty about the future relationship between the United States and various other countries, including China, with respect to trade policies, treaties, government regulations, and tariffs. Increased tariffs could potentially disrupt our existing supply chains and impose additional costs on our business. Additionally, it is possible that further tariffs may be imposed that could affect imports of active pharmaceutical ingredients used in our product candidates, or our business may be adversely impacted by retaliatory trade measures taken by China or other countries, including restricted access to such raw materials used in our product candidates. Given the unpredictable regulatory environment in China and the United States and uncertainty regarding how the U.S. or foreign governments will act with respect to tariffs, international trade agreements, and policies, further governmental action related to tariffs, additional taxes, regulatory changes, or other retaliatory trade measures in the future could occur with a corresponding detrimental impact on our business and financial condition.

These and other factors beyond our control could interrupt our suppliers’ production, influence the ability of our suppliers to export our clinical supplies cost-effectively or at all, inhibit our suppliers’ ability to procure certain materials, or delay or increase the cost of certain preclinical development programs, any of which could harm our business, financial condition, results of operations, and prospects.

General Risk Factors

Our stock price may be volatile, and investors in our common stock could incur substantial losses.

The market price of our common stock may be volatile and could fluctuate widely in response to many factors, some of which are outside of our control. As a result of this volatility, you may not be able to sell your shares of common stock at or above the price you paid. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

•
results of our preclinical studies and clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
•
developments with respect to our pipeline, including the commencement, enrollment, or results of preclinical studies and clinical trials;
•
developments with respect to drugs we are using as part of a combination treatment;

•
any delays in regulatory filings and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings;
•
volatility and instability in the financial and capital markets;
•
announcements by competitors that impact our competitive outlook;
•
changes in market valuations of similar companies;
•
developments with respect to our product candidates, or similar products or product candidates against which we compete, including unanticipated safety, tolerability, or efficacy concerns;
•
the results of our efforts to discover, develop, or in-license additional current or future product candidates;
•
additions or departures of key personnel;
•
any changes to our relationship with manufacturers or suppliers, or any manufacturing, supply, or distribution shortages;
•
developments with respect to patents or other intellectual property and other proprietary rights;
•
announcements of technological innovations, new product candidates, new products, or new contracts by us or our competitors;
•
announcements relating to strategic transactions, including acquisitions, dispositions, collaborations, licenses, or similar arrangements;
•
actual or anticipated variations in our operating results due to the level of development expenses and other factors;
•
publication of research reports about us or our industry, positive or negative recommendations, withdrawal of research coverage by securities analysts, or changes in financial estimates by equity research analysts and whether our product development efforts or earnings (or losses) meet or exceed such estimates;
•
announcement or expectation of additional financing efforts and receipt, or lack of receipt, of funding in support of conducting our business;
•
sales or the perception of potential sales of our common stock by us, our insiders, or other stockholders, or issuances by us of shares of our common stock in connection with strategic transactions;
•
expiration of lock-up agreements related to our initial public offering;
•
regulatory developments within, and outside of, the United States, including changes in the structure of healthcare payment systems;
•
litigation or arbitration;
•
pandemics, natural disasters, or major catastrophic events; and
•
general economic, political, and market conditions and other factors, such as the imposition of or changes to tariffs, including any such changes specific to the pharmaceutical and biotechnology sectors.

In recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance.

We or our directors or officers may be subject to securities litigation, which is expensive and could divert management attention.

We may be the target of securities litigation in the future, including based on volatility in the market price of our stock. The stock market in general, and Nasdaq-listed and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. The market price of our common stock is likely to be volatile. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. Our directors or officers may in the future also become involved in securities or other litigation in the context of any roles with other public companies. Securities litigation (including the cost to defend against, and any potential adverse outcome resulting from, any such proceeding) can be expensive and time-consuming, damage our reputation, and divert our management’s and board of directors’ attention from other business concerns, which could seriously harm our business, financial condition, results of operations, and prospects.

Our quarterly and annual operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts or any guidance we may publicly provide, which may cause our stock price to fluctuate or decline.

We expect our operating results to be subject to quarterly and annual fluctuations which may, in turn, cause the price of our common stock to fluctuate substantially. Our net loss and other operating results will be affected by numerous factors, including:

•
variations in the level of expense related to the ongoing development of our product candidates or future development programs;
•
results and timing of preclinical studies and ongoing and future clinical trials, or the addition or termination of any such preclinical studies or clinical trials;
•
the timing of payments we may make or receive under existing license and collaboration arrangements or the termination or modification thereof;
•
our execution of any strategic transactions, including acquisitions, dispositions, collaborations, licenses, or similar arrangements, and the timing and amount of payments we may make or receive in connection with such transactions;
•
any infringement, misappropriation, or other violation of intellectual property or proprietary rights and any related lawsuit or opposition, inter partes review, post-grant review, derivation, or cancellation proceeding in which we may become involved;
•
recruitment and departures of key personnel;
•
if any of our product candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such products;
•
regulatory developments affecting our product candidates or those of our competitors;
•
fluctuations in stock-based compensation expense;
•
the impacts of inflation and rising interest rates on our business and operations; and
•
changes in general market and economic conditions.

If our quarterly or annual operating results fall below the expectations of investors or securities analysts or any forecasts or guidance we may provide to the market, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide. Our financial results should not be relied upon as an indication of our future performance.

Because we do not anticipate paying any dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared nor paid dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development, operation, and expansion of our business and we do not anticipate declaring or paying any dividends in the foreseeable future. As a result, capital appreciation of our common stock, which may never occur, will be your sole source of gain on your investment for the foreseeable future.

Our board of directors is authorized to issue and designate shares of our preferred stock without stockholder approval.

Our Certificate of Incorporation authorizes our board of directors, without the approval of our stockholders, to issue shares of preferred stock, subject to limitations prescribed by applicable law, rules, and regulations and the provisions of our Certificate of Incorporation, and to establish from time to time the number of shares of preferred stock to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each such series and the qualifications, limitations, or restrictions thereof. The powers, preferences, and rights of these additional series of convertible preferred stock may be senior to or on parity with our common stock, which may reduce our common stock’s value.

We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may need to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate product revenue.

We have no internal sales, marketing, or distribution capabilities, nor have we commercialized a product. We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may need to invest significant resources to develop these capabilities. To achieve commercial success for any product candidate for which we obtain marketing approval, we will need to establish sales, marketing, and distribution capabilities, either by ourselves or through collaboration or other arrangements with third parties.

There are risks involved with establishing our own sales and marketing capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have incurred these commercialization expenses prematurely or unnecessarily. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate product revenue.

We will need to grow our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As our development and commercialization plans and strategies mature, and as we transition into operating as a public company, we may expand our employee base for managerial, operational, financial, and other resources. In addition, as our product candidates enter and advance through preclinical studies and clinical trials, we may need to expand our development, regulatory, and manufacturing capabilities or contract with other organizations to provide these capabilities for us. We have to manage additional relationships with partners, suppliers, and other organizations as part of our ongoing and anticipated clinical trials, and we expect to have to manage additional relationships with partners, suppliers, and other organizations in the future. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. In addition, we may need to expand our facilities, including laboratory operations, and may be unable to do so on commercially reasonable terms, or at all. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations, and prospects.

We may engage in a variety of strategic transactions, including acquisitions, dispositions, joint ventures, or making investments in other companies or technologies, that could negatively affect our operating results, dilute our stockholders’ ownership, create or increase indebtedness, or cause us to incur significant expense.

As part of our business strategy, from time to time, we may pursue acquisitions of assets or licenses of assets, including preclinical, clinical, or commercial stage products or product candidates, or businesses, dispose of certain of our product candidates or businesses and enter into strategic alliances, joint ventures, and collaborations, all in order to expand our existing technologies and operations or otherwise generate capital to advance our product candidates.

Any such potential transaction may entail numerous risks, including:

•
exposure to unknown liabilities;
•
increased operating expenses and cash requirements;
•
the assumption of indebtedness, contractual obligations, or contingent liabilities;
•
the issuance of our equity securities;
•
write-downs of assets or goodwill or impairment charges;
•
increased amortization expenses;
•
assimilation of operations, intellectual property, and products of an acquired company, including difficulties associated with integrating new personnel;
•
the diversion of our management’s attention from our existing product programs and initiatives in pursuing a strategic transaction;
•
retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
•
risks and uncertainties associated with the other party to such a transaction, including the prospects of that party, their regulatory compliance status, and their existing products or product candidates and marketing approvals; and
•
our inability to generate revenue or other benefits from acquired technology or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

In the future, we may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. We may not identify or complete these transactions in a timely manner, on a cost-effective basis or at all, and we may not realize the anticipated benefits of any acquisition, license, strategic alliance, or joint venture.

To finance certain transactions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses, or acquire intangible assets that could result in significant amortization expense. If the price of our common stock is low or volatile, we may not be able to acquire other companies or fund a joint venture project using our common stock as consideration. Alternatively, it may be necessary for us to raise additional funds for these activities through public or private financings or through the issuance of debt. Additional funds may not be available on terms that are favorable to us, or at all, and any debt financing may involve covenants limiting or restricting our ability to take certain actions.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities.

The 21,177,600 shares of our common stock sold in our initial public offering (unless they were purchased by one of our affiliates) are freely tradable, without restriction, in the public market following our initial public offering.

Our directors and executive officers and holders of substantially all of our outstanding securities have entered into lock-up agreements with the underwriters pursuant to which they may not, with certain exceptions, through August 3, 2026, offer, sell, or otherwise transfer or dispose of any of our securities, without the prior written consent of the representatives of the underwriters. However, the representatives may permit our officers, directors, and other security holders who are subject to the lock-up agreements to sell shares prior to the expiration of the lock-up agreements at any time in their sole discretion.

Sales of these shares, or perceptions that they will be sold, could cause the trading price of our common stock to decline. After the lock-up agreements expire, an additional 32,924,231 shares of our common stock will be eligible for sale in the public market; however, shares held by directors, executive officers, and other affiliates will continue to be subject to volume limitations under Rule 144 under the Securities Act.

In addition, the 5,513,142 shares of our common stock that are subject to outstanding options and the 739,559 shares of our common stock issuable upon the exercise of our outstanding stock warrants, in each case as of December 31, 2025, are eligible for sale in the public market, to the extent permitted by the provisions of various vesting schedules, the lock-up agreements (and the exceptions thereto), and Rule 144 and Rule 701 under the Securities Act. If these additional shares of our common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of 29,855,741 shares of our outstanding common stock, or approximately 55% of our total outstanding common stock as of December 31, 2025, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by these stockholders, or if it is perceived that they will be sold, could adversely affect the trading price of our common stock.

In addition, in the future, we may issue additional shares of common stock, or other equity or debt securities convertible into common stock, in connection with a financing, acquisition, employee arrangement, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline.

Conflicts of interest may arise because some members of our board of directors are representatives of our principal stockholders.

Certain of our principal stockholders or their affiliates are venture capital funds or other investment vehicles that could invest in entities that directly or indirectly compete with us. As a result of these relationships, when conflicts arise between the interests of the principal stockholders or their affiliates and the interests of other stockholders, members of our board of directors that are representatives of the principal stockholders may not be disinterested.

Our principal stockholders and management own a significant percentage of our common stock and will be able to control matters subject to stockholder approval.

As of March 17, 2026, our executive officers, directors, and holders of 5% or more of our capital stock beneficially owned approximately 30.2% of our voting stock. As a result, these stockholders, if acting together, will continue to have influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation, or sale of all or substantially all of our assets, and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent our change of control, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or of our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time and resources to public company compliance initiatives.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company or a smaller reporting company. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control over financial reporting on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could significantly harm our business, financial condition, results of operations, and prospects. We plan to hire additional financial reporting, internal control, and other finance personnel or consultants to develop and implement appropriate internal control and reporting procedures, which will increase our costs and expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business, financial condition, results of operations, and prospects may be significantly harmed.

Our ability to use our net operating loss, or NOL, carryforwards and certain other tax attributes to offset taxable income or taxes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2025, we had U.S. federal NOL carryforwards of approximately $423.6 million and research and development credits of approximately $23.3 million, and state NOL carryforwards of approximately $253.3 million and research and development credits of approximately $12.0 million. Under the Internal Revenue Code of 1986, as amended, or the Code, our U.S. federal NOL carryforwards will not expire and may be carried forward indefinitely but the deductibility of such NOL carryforwards is limited to no more than 80% of current year taxable income (with certain adjustments). In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have not completed a Section 382 study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation due to the complexity and cost associated with such a study; however, we have completed several fundraises in recent years including our initial public offering, increasing the likelihood that there have been changes in our ownership that would limit our ability to utilize our tax attribute carryforwards. Furthermore, there may be additional ownership changes in the future, or as a result of subsequent changes in our stock ownership, some of which may be outside of our control. If we have undergone, or in the future undergo, an ownership change, and our ability to use our pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes is limited, it may harm our future results of operations by effectively increasing our future tax liability. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase our state taxes liability. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.

Future changes to tax laws could materially adversely affect us.

The tax regimes we are subject to or operate under, including with respect to income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect us. For example, the IRA includes provisions that impose a 15% minimum tax, or CAMT, on the adjusted financial statement income of certain large corporations. CAMT is effective for taxable years beginning after December 31, 2022 and generally applies to taxpayers with average annual financial statement income exceeding $1 billion over a three-year period. The impact of this law was not material to us for the year ended December 31, 2025, though it is possible that CAMT may have a material impact on our financial position in future years. Likewise, on July 4, 2025, the One Big Beautiful Bill Act, or the Act, was enacted into law. The Act includes significant changes to the U.S. tax code, including restoration of immediate recognition of domestic research and development expenditures and reinstatement of 100% bonus depreciation for qualifying property. We do not currently anticipate the Act to have a material impact on our financial position.

We are an “emerging growth company” and a “smaller reporting company” and our election of reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this Annual Report and our other periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements in this Annual Report. We could be an emerging growth company for up to five years following the completion of our initial public offering, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates exceeds $700.0 million, measured on the last business day of our most recently completed second fiscal quarter, or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the end of the fiscal year, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. As a result of being an emerging growth company, the information we provide stockholders will be less than the information that is available with respect to other public companies. We have taken advantage of reduced reporting burdens in this Annual Report.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption, and therefore we will not be subject to the same requirements to adopt new or revised accounting standards as other public companies that are not emerging growth companies.

We are also a “smaller reporting company” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our common stock held by non-affiliates is less than $250.0 million measured on the last business day of our most recently completed second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value our common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. Even after we no longer qualify as an emerging growth company, we could still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements and reduced disclosure obligations regarding executive compensation in this Annual Report and our other periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Our failure to meet Nasdaq’s continued listing requirements could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement, or prevent future non-compliance with the listing requirements of Nasdaq. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

Anti-takeover provisions in our charter documents and under Delaware law could prevent or delay an acquisition of us that may be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Each of our Certificate of Incorporation and our Bylaws contain provisions that could delay or prevent a change in control of Eikon. These provisions could also make it difficult for stockholders to elect directors who are not nominated by current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions:

•
authorize our board of directors to issue one or more new series of preferred stock without stockholder approval and create, subject to applicable law, one or more series of preferred stock with preferential rights to dividends or our assets upon liquidation, or with superior voting rights to our existing common stock;
•
eliminate the ability of our stockholders to call special meetings of stockholders;
•
eliminate the ability of our stockholders to fill vacancies on our board of directors;
•
establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at our annual stockholder meetings;
•
permit our board of directors to establish the number of directors;
•
provide that our board of directors is expressly authorized to make, alter, or repeal our Bylaws;

•
provide that stockholders can remove directors only upon the approval of not less than 66 2/3% of all outstanding shares of our capital stock entitled to vote generally in the election of directors, voting as a single class;
•
require the approval of not less than 66 2/3% of all outstanding shares of our capital stock entitled to vote generally in the election of directors, voting as a single class, for a stockholder amendment to our Bylaws absent approval of our board of directors, and to amend specific provisions of our Certificate of Incorporation absent approval of our board of directors; and
•
specify the jurisdictions in which certain stockholder litigation may be brought.

In addition, because we are incorporated in the State of Delaware, we are governed by Section 203 of General Corporation Law of the State of Delaware, or the DGCL, which may discourage, delay, or prevent a change in control of us. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.

Any provision of our Certificate of Incorporation, Bylaws, or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Our Certificate of Incorporation designates certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our Certificate of Incorporation provides that, to the fullest extent permitted by law, derivative actions brought in our name or actions against directors, officers, and employees for breach of fiduciary duty, arising pursuant to any provision of the DGCL, our Certificate of Incorporation or Bylaws, or governed by the internal affairs doctrine, may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (i) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within 10 days following such determination), (ii) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (iii) for which the Court of Chancery does not have subject matter jurisdiction. In addition, our Certificate of Incorporation designates the federal district courts of the United States as the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act; however, such exclusive forum provision does not apply to claims brought to enforce a duty or liability created by the Exchange Act. The validity and enforceability of such provision is uncertain in a number of courts other than the Delaware Supreme Court and certain other state courts. If a court were to find the choice of forum provisions contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition. Although we believe these provisions benefit us by providing increased consistency in the application of Delaware law for the specified types of actions and proceedings, the provisions may result in increased costs to stockholders to bring a claim for any such dispute and may have the effect of discouraging lawsuits against us or our directors and officers. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock should be deemed to have notice of and consented to this exclusive forum provision, but will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations promulgated thereunder.

If securities or industry analysts do not publish research or reports about our business, or if they publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will be influenced in part by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over the industry or securities analysts, or the content and opinions included in their reports; we do not currently have and may never obtain research coverage by securities and industry analysts. If no or few securities or industry analysts commence coverage of us, or if analysts cease coverage of us, we could lose visibility in the financial markets, and the trading price for our common stock could be impacted negatively. If any of the analysts who cover us publish inaccurate or unfavorable research or opinions regarding us, our business model, our intellectual property, or our stock performance, or if our preclinical studies and clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline.

Failure to establish and maintain effective internal control over financial reporting could adversely affect our business, and if investors lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be negatively affected.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. Although we will be required to disclose changes made in our internal control over financial reporting on a quarterly basis, we will not be required to make our first annual assessment of the effectiveness of our internal control over financial reporting until our second Annual Report on Form 10-K. In addition, as an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company.

To comply with the requirements of being a public company, we have undertaken various actions, and will need to take additional actions, such as implementing internal controls and procedures. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business and failure to establish and maintain effective internal control over financial reporting could adversely affect our business, and if investors lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be negatively affected.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We must design our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make a required related party transaction disclosure. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We manage cybersecurity risks utilizing a risk-based approach that incorporates various information security processes designed to identify, assess and manage risks from cybersecurity threats, including potential unauthorized access to our critical information technology systems and data. Depending on the environment, we maintain certain controls, systems, and other processes designed to identify, assess and manage our cybersecurity threats and risks, such as: maintaining network security controls, maintaining email security tools, utilizing certain third-party managed security services, such as managed detection and response, monitoring threat intelligence bulletins, conducting penetration tests and vulnerability scans, maintaining cybersecurity insurance, and conducting periodic employee cybersecurity training.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall enterprise risk management processes. For example, we evaluate and manage material risks arising from cybersecurity threats, along with other significant risks we face, against our overall business objectives and within our overall enterprise risk management practices. Our board of directors and its committees take an active role in overseeing management of our risks and have the ultimate responsibility for the oversight of risk management.

We use service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example, outside security consultants and vendors, third party penetration testing providers, and forensic providers.

Further, we use third-party service providers to perform a variety of functions throughout our business, such as software-as-a-service providers, data hosting companies, and contract research organizations. We maintain a vendor risk management process designed to help manage cybersecurity risks associated with our use of these providers. Depending on the nature of the services provided, the sensitivity of the specific software systems and data at issue, and the identity of the provider, our vendor risk management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider, including, for example, security questionnaires and the imposition of contractual obligations related to cybersecurity on the provider.

For a description about risks from cybersecurity threats that may materially affect us and how they may do so, see the risk factor in this Annual Report titled “If our information technology systems, or those used by our CROs, CMOs, clinical sites, or other contractors, consultants, or third parties with whom we work, or our data are or were compromised, including by system failures, security incidents, or loss or leakage of data, or otherwise disrupted, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or action, litigation, fines and penalties, disruptions of our business operations, reputational harm, and other adverse consequences."

Governance

The board of directors addresses our cybersecurity risk management as part of its general oversight function. The Audit Committee has been designated by our board of directors to oversee the Company’s cybersecurity risk management process, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by a dedicated information technology team led by our Vice President, Head of Information Technology, who has over twenty years of experience managing information technology systems and cybersecurity risks. He is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Together with certain other senior management personnel, he is also responsible for approving functional cybersecurity budgets, implementing approved, phase-appropriate cybersecurity policies, plans and/or guidelines, reviewing security assessments and other security-related reports and overseeing cybersecurity processes. He reports directly to our Chief Operating Officer, who previously oversaw information technology infrastructure and cybersecurity strategies as Merck's Chief Strategy Officer.

Our incident response processes are designed to escalate certain incidents to members of management (including the Chief Financial Officer) depending on the circumstances. Our Vice President, Head of Information Technology works with our cybersecurity incident responders to help us mitigate and remediate cybersecurity incidents of which they are notified. Our incident response processes also include reporting to the Disclosure Committee and the Audit Committee for certain cybersecurity incidents. In addition, the Audit Committee receives from management periodic updates on cybersecurity risks and information technology matters, including related risk exposures and the processes we have implemented to address them.

Item 2. Properties.

We currently lease approximately 285,000 square feet of space at our corporate headquarters in Millbrae, California. The Millbrae lease expires in January 2040. We also currently lease and sublease a total of approximately 125,000 square feet of space across two different properties in Hayward, California, for use as office and research and development space. These leases and subleases expire between October 2026 and July 2029. We currently lease approximately 13,000 square feet of space in New York, New York, which expires in June 2028, for use as research and development space, and approximately 36,000 square feet of space in Jersey City, New Jersey, which expires in July 2027, to serve as our East Coast headquarters. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in the opinion of management, would have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm, and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our voting common stock has been listed on The Nasdaq Global Select Market under the symbol “EIKN” since February 5, 2026. Prior to that date, there was no public market for our common stock.

Holders of Common Stock

As of March 17, 2026, there were 249 stockholders of record of our voting common stock. Because many of our voting common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We do not anticipate declaring or paying, in the foreseeable future, any cash dividends on our capital stock. We intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws, and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant. In addition, our ability to pay cash dividends on our capital stock in the future may be limited by the terms of any future debt or preferred securities we issue or any credit facilities we enter into.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Unregistered Sales of Equity Securities

Issuances of Options to Purchase Common Stock and Common Stock Upon Exercise of Options

From January 1, 2025 through December 31, 2025, we granted options to purchase an aggregate of 5,932,746 shares of our common stock to certain of our employees, consultants, and directors, having exercise prices ranging from $9.85 to $11.12 per share.

From January 1, 2025 through December 31, 2025, we issued to certain of our employees, consultants, and directors an aggregate of 200,267 shares of our common stock at a per share price ranging from $1.12 to $20.89 pursuant to exercises of options for an aggregate purchase price of $1.9 million.

The offers, sales, and issuances of the securities described in the preceding paragraphs were deemed to be exempt from registration either under Rule 701 promulgated under the Securities Act in that the transactions were under compensatory benefit plans and contracts relating to compensation, or under Section 4(a)(2) of the Securities Act in that the transactions were between an issuer and accredited investors, including members of its senior executive management and its directors, and did not involve any public offering within the meaning of Section 4(a)(2). The recipients of such securities were our employees, directors, or consultants. Appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, business, or other relationships, to information about us. On February 6, 2026, we filed a registration statement on Form S-8 under the Securities Act to register the offer and sale of all of the shares of our common stock subject to outstanding options and all shares otherwise issuable pursuant to our equity compensation plans and other non-plan based stock option agreement awards.

Issuances of Series B-1, C-1, and D Redeemable Convertible Preferred Stock

In multiple closings in February 2025, we issued and sold an aggregate of (i) 35,756,908 shares of our Series B-1 redeemable convertible preferred stock as a result of the cancellation of an aggregate of 11,814,375 shares of our Series B redeemable convertible preferred stock, which had an aggregate redemption value of approximately $209.0 million, (ii) 4,975,110 shares of our Series C-1 redeemable convertible preferred stock as a result of the cancellation of an aggregate of 1,352,470 shares of our Series C redeemable convertible preferred stock, which had an aggregate redemption value of approximately $29.1 million, and (iii) 60,005,669 shares of our Series D redeemable convertible preferred stock at a purchase price of $5.84 per share for an aggregate purchase price of approximately $350.7 million. All outstanding shares of our Series B-1, C-1, and D redeemable convertible preferred stock automatically converted into an aggregate of 13,507,697 shares of our common stock in connection with the closing of our initial public offering on February 6, 2026.

The offers, sales and issuances of the securities described in the preceding paragraphs were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was either an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act or had adequate access, through employment, business or other relationships, to information about us. No underwriters were involved in these transactions.

Issuances of Warrants

In connection with the issuance and sale of our Series D redeemable convertible preferred stock, on February 14, 2025, we issued warrants to Foresite Capital Fund IV, L.P., Foresite Capital Fund V, L.P., and The Column Group Opportunity III, LP, and on February 26, 2025, we issued a warrant to Mahler International Limited, for the purchase of up to an aggregate of 739,559 shares of our common stock, at an exercise price of $43.59 per share. No separate cash consideration was paid for the warrants, which were issued as an inducement to such investors in connection with their purchase of Series D redeemable convertible preferred stock.

The offers, sales and issuances of the securities described in the preceding paragraphs were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was either an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act or had adequate access, through employment, business or other relationships, to information about us. No underwriters were involved in these transactions.

Use of Proceeds from our Initial Public Offering of Common Stock

On January 30, 2026, our Registration Statement on Form S-1, as amended (File No. 333-292633), or the Registration Statement, was declared effective in connection with our initial public offering, pursuant to which we sold an aggregate of 21,177,600 shares of our common stock at a price to the public of $18.00 per share. J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC acted as joint book-running managers. The initial public offering closed on February 6, 2026. The approximate aggregate net proceeds from the initial public offering were $349.0 million, after deducting underwriting discounts and commissions and other offering costs of $32.2 million. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

The net proceeds from our initial public offering have been invested according to our approved investment policy in a mix of money market funds and high-quality marketable securities that are being held to maturity. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus for our initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on February 5, 2026.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read together with the financial statements and the related notes included in Item 8 of Part II of this Annual Report. This discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth herein under the heading "Special Note Regarding Forward-Looking Statements" and in the section titled "Risk Factors" in Part I, Item 1A of this Annual Report, and in the other documents we file with the SEC. Historical results are not necessarily indicative of future results.

Overview

We are a late-stage clinical biopharmaceutical company dedicated to building a global, fully-integrated organization developing innovative medicines to address serious unmet medical needs. We are led by world-renowned drug developers Dr. Roger M. Perlmutter, M.D., Ph.D., and Dr. Roy Baynes, M.D., Ph.D. Our vision is to become a generational leader, by purposefully integrating traditional biology research with advanced engineering to develop better medicines faster. Our initial focus is oncology, where we are advancing a pipeline of drug candidates targeting areas of high unmet need in large indications. We believe our product candidates reflect strong scientific and clinical potential and could eventually become critical medicines in the treatment paradigm of various cancers.

Our Chair and Chief Executive Officer, Dr. Roger M. Perlmutter, M.D., Ph.D., and our Chief Medical Officer, Dr. Roy Baynes, M.D., Ph.D., together have a proven track record of identifying, developing, and commercializing some of the most impactful drugs ever brought to market, including pembrolizumab, currently the world’s best-selling oncology therapeutic and arguably the most important anti-neoplastic agent ever introduced into clinical practice. While Drs. Perlmutter and Baynes’ track records do not provide a guarantee of future clinical success, and any products developed by us may not achieve the regulatory or commercial success of products that Drs. Perlmutter and Baynes were previously involved in developing, their experience provides valuable insight and strategic guidance to our drug development efforts. Our broader leadership team consists of former senior leaders at global pharmaceutical companies, who have successfully collaborated across several decades on the discovery, development, and commercialization of over 100 new molecular entities.

Our strategy centers around deploying our technology platform, including our proprietary single molecule tracking, or SMT, system, to develop internally-derived novel therapies, while also leveraging the deep expertise of our management team to opportunistically in-license promising assets. Our most advanced product candidate, EIK1001, a toll-like receptor, or TLR, 7/8 dual-agonist, is currently in a global Phase 2/3 registrational trial in combination with pembrolizumab for the treatment of patients with advanced melanoma. This Phase 2/3 trial is designed to proceed to completion, subject to interim analysis by a data monitoring committee, and to form the basis for registration. We are also evaluating EIK1001 in combination with both pembrolizumab and histology appropriate chemotherapy for the treatment of patients with non-small cell lung cancer, or NSCLC, in a Phase 2 trial, as well as a Phase 2/3 registrational trial for which we recently initiated site selection. We are also conducting Phase 1/2 trials of each of our selective PARP1 inhibitor product candidates, EIK1003 and EIK1004, in ovarian, breast, prostate, and pancreatic cancers and, specifically with the brain-penetrant candidate EIK1004, to address brain metastases and primary brain malignancies. In addition, we have recently initiated and have begun dosing in a Phase 1/2 trial in patients with advanced solid tumors for EIK1005, our Werner, or WRN, helicase inhibitor that emerged through internal research using our technology platform, which will ultimately be evaluated for the treatment of patients with microsatellite instability-high, or MSI-high, tumors.

Since our inception in 2019, we have devoted substantially all of our resources to research and clinical development activities, the development of our technology platform, recruiting management and technical staff, business planning, producing materials for preclinical studies and clinical trials, establishing our intellectual property portfolio, entering into collaboration and license agreements, and building our infrastructure to support such activities, and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales.

We have incurred significant operating losses and negative cash flows since our inception, consistent with our operating plan. Our net losses were $324.2 million and $243.8 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $920.5 million and cash, cash equivalents, and marketable securities of $336.0 million. Since our inception, we have financed our operations primarily through the sale of shares of our redeemable convertible preferred stock and more recently, through our initial public offering.

Based on our current operating plan, we estimate that our existing cash, cash equivalents, and marketable securities as of the date of this Annual Report, including the net proceeds from our initial public offering, will be sufficient to fund our operating expenses and capital expenditures into the second half of 2027. We have based this estimate and our forecast of cash resources and planned operations on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect. Additional funds will be necessary after that date to maintain current operations and to continue our research and development activities. We plan to monitor expenses and raise additional capital opportunistically through any combination of public and private equity and debt financings, strategic alliances, and licensing or collaboration arrangements. Our ability to access capital when needed is not assured, and if capital is not available to us when, and in the amounts, needed, and on acceptable terms, we may need to delay, scale back, or abandon some or all of our development programs and other operations, which could materially affect our business, financial condition, and results of operations.

We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability, if ever, will depend upon the successful development, approval, and commercialization of our product candidates and upon the receipt of sufficient revenues to support our cost structure. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates and commercialize any such products or enter into license or collaboration agreements with third parties that generate substantial revenue for us. Because of the numerous risks and uncertainties associated with product development, we may never achieve or sustain profitability, and unless we are able to do so, we will need to continue to raise additional capital.

We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:

•
continue to progress the development of our clinical-stage product candidates, including EIK1001, EIK1003, EIK1004, and EIK1005;
•
continue to progress the internal development of our preclinical assets, including EIK1006 and our ARv7 programs;
•
invest in our target selection programs and develop any additional product candidates, including the cost of acquiring any necessary rights from third parties to develop those product candidates or entering into partnering relationships to further the development of any such product candidates;
•
establish and expand the manufacturing of preclinical and clinical supply of our current and future product candidates;
•
conduct clinical development, and if that development is successful in producing sufficient evidence of safety and efficacy, then seek regulatory approvals for any of our current product candidates or any future product candidates;
•
establish a sales, marketing, manufacturing, and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval, if any;
•
attract, hire, and retain qualified clinical, scientific, operations, commercial, and management personnel;

•
add and maintain operational, financial, and information management systems;
•
create, prosecute, protect, maintain, enforce, and expand our rights in our intellectual property portfolio or acquire or in-license intellectual property and technologies from third parties;
•
navigate any delays in our preclinical studies or clinical trials and regulatory approval negotiations for our product candidates, including as a result of macroeconomic conditions, geopolitical conflicts, or other factors; and
•
incur additional legal, accounting, or other expenses in operating our business, including the costs associated with operating as a public company.

We do not currently own or operate any manufacturing facilities. We rely on CMOs to produce our product candidates in accordance with the FDA’s cGMPs, as well as such cGMPs as may be required in other jurisdictions in which we conduct our clinical trials, for use in our clinical trials.

Given our stage of development, we do not yet have a marketing or sales organization or commercial infrastructure. Accordingly, if we obtain regulatory approval for any of our product candidates, we also expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution.

Components of Operating Results

Operating Expenses

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.

Research and Development Expenses

Research and development expenses include expenses incurred in drug discovery, development of future technology, and the conduct of clinical trials. These expenses consist of compensation expenses, including stock- based compensation expenses, direct research, and development expenses such as software development costs related to research and development activities, laboratory supplies, costs associated with conducting clinical trials at domestic and international sites, fees paid to CMOs and CROs, professional fees for consulting and related services, depreciation and amortization, facility and information technology expenses, and other miscellaneous expenses. We expense all research and development costs in the periods in which they are incurred.

Where possible, we do not outsource primary responsibility for the conduct of our clinical trials to CROs. While we still rely on CROs for certain support, we believe that conducting our clinical trials ourselves offers significant advantages relating to quality, efficiency, and continuity. As of December 31, 2025, we had 146 employees primarily engaged in clinical development activities.

We plan to continue to invest in our research and development programs and new and ongoing clinical trials on our product candidates. As a result, we expect that research and development expenses will increase in absolute dollars for the foreseeable future as we continue to invest to support these activities.

General and Administrative Expenses

General and administrative expenses include compensation expenses, including stock-based compensation expenses, for personnel in executive, finance, human resources, legal, information technology, and other corporate administrative functions, professional fees for legal and audit services, depreciation and amortization, facility and information technology expenses, and other miscellaneous expenses.

We expect that our general and administrative expenses will increase in absolute dollars for the foreseeable future, primarily due to increased headcount and costs associated with operating as a public company, including expenses related to legal, accounting, and regulatory functions as well as costs associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents, and marketable securities.

Interest Expense

Interest expense consists of interest on additional tenant improvement allowances drawn on our operating leases.

Other Income (Expense), Net

Other income (expense), net consists of realized and unrealized gains and losses on foreign currency transactions.

Results of Operations

Comparison of the years ended December 31, 2025 and 2024

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$250,318	$204,536	$45,782	22%
General and administrative	88,627	55,807	32,820	59%
Total operating expenses	338,945	260,343	78,602	30%
Loss from operations	(338,945)	(260,343)	(78,602)	30%
Interest income	15,566	16,563	(997)	(6%)
Interest expense	(837)	(31)	(806)	2,600%
Other income (expense), net	(32)	(3)	(29)	967%
Net loss and comprehensive loss	$(324,248)	$(243,814)	$(80,434)	33%

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Research and engineering	$130,433	$130,114	$319	0%
Clinical	117,385	69,672	47,713	68%
In-process research and development	2,500	4,750	(2,250)	(47%)
Total research and development expenses	$250,318	$204,536	$45,782	22%

Research and development expenses were $250.3 million for the year ended December 31, 2025 compared to $204.5 million for the year ended December 31, 2024, an increase of $45.8 million, or 22%. Direct research and development expenses increased $21.2 million as we advanced our clinical trial activity. Facility and information technology expenses increased $13.7 million from higher rent, utilities and common area maintenance charges following the occupation of our new Millbrae headquarters in April 2025. Compensation costs were $8.5 million higher from headcount growth in research and development cost centers and higher corporate bonuses, and other operating expenses were $3.5 million higher, mainly due to $3.1 million of restructuring expenses. These increases were partially offset by $2.1 million lower depreciation expense.

We do not allocate our internal research and development expenses by individual projects. With respect to our external programs, we allocate some project-specific research and development expenses by vendor, but we do not allocate such expenses to each project specifically where it relates to more than one project. As a result, we do not provide a project-by-project breakdown of research and development expenses, as the majority of such expenses have not been allocated by individual projects.

General and Administrative Expenses

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Total general and administrative expenses	$88,627	$55,807	$32,820	59%

General and administrative expenses were $88.6 million for the year ended December 31, 2025, compared to $55.8 million for the year ended December 31, 2024, an increase of $32.8 million, or 59%. This increase was primarily due to the impairment of $11.0 million of property and equipment and $10.3 million of operating lease right-of-use assets relating to properties in Hayward, California and New York, New York that we vacated during the year. Compensation costs were $5.3 million higher, mainly from stock modification charges from the repricing of certain stock options and higher corporate bonuses, and depreciation was $3.8 million higher following the occupation of our Millbrae headquarters in April 2025.

Interest Income

Interest income was $15.6 million for the year ended December 31, 2025 compared to $16.6 million for the year ended December 31, 2024, a decrease of $1.0 million, or 6%. This decrease was primarily due to lower interest rates on our investment balances in 2025.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have primarily funded our operations through the sale of shares of our redeemable convertible preferred stock and more recently, through our initial public offering. We have not generated any revenue from product sales and have incurred significant annual operating losses and negative cash flows from our operations. As of December 31, 2025, we had $336.0 million in cash, cash equivalents, and marketable securities.

On February 6, 2026, we closed our initial public offering and issued 21,177,600 shares of our common stock at a price of $18.00 per share for net proceeds of approximately $349.0 million, after deducting underwriting discounts and commissions of $26.7 million and expenses of $5.5 million.

Future Funding Requirements

We anticipate that we will continue to incur significant and increasing expenses for the foreseeable future as we continue to advance our product candidates, expand our corporate infrastructure (including the costs associated with being a public company), further our research and development initiatives for our product candidates, incur costs associated with our efforts to discover new targets and product candidates both organically and inorganically, engage in future collaborations, and support the potential commercialization of our product candidates, if approved. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional financing to fund our continuing operations, which consist primarily of research, engineering, and development expenditures related to our discovery and clinical programs, and general and administrative expenditures. Cash used to fund operating expenses is affected by the time at which we recognize these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses, and prepaid expenses.

We have incurred significant annual operating losses and negative cash flows since our inception. As of December 31, 2025, we had an accumulated deficit of $920.5 million. Based on our current operating plan, we estimate that our existing cash, cash equivalents, and marketable securities as of the date of this Annual Report, including the net proceeds from our initial public offering, will be sufficient to fund our operating expenses and capital expenditures for at least the next 12 months from the issuance of the audited financial statements included elsewhere in this Annual Report and into the second half of 2027. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

Our forecast of cash resources and planned operations involves risks and uncertainties, and the actual amount of expenses could vary materially as a result of a number of factors, including:

•
the scope, progress, results, and costs of drug discovery, engineering, preclinical development, laboratory testing, and planned clinical trials for our current or future product candidates, including additional expenses attributable to adjusting our development plans;
•
the scope, prioritization, and number of our research and development programs and clinical trials required for regulatory approval of our current or future product candidates;
•
the costs, timing, and outcome of regulatory review of our current or future product candidates;
•
the cost of manufacturing clinical and commercial supplies of our current or future product candidates;
•
our ability to establish or maintain collaboration or license agreements and the achievement of milestones or occurrence of other developments that trigger payments under any existing or additional collaboration or license agreements, and our ability to identify and enter into future license agreements and collaborations;
•
the costs associated with acquiring or licensing additional product candidates, technologies, or assets, including the timing and amount of any milestones, royalties or other payments due in connection with our licenses;
•
the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending intellectual property-related claims;
•
the cost of continuing to invest in our drug discovery efforts and tools designed to identify novel targets and drugs, including our technology platform;
•
the potential increase in the number of our employees and expansion of our physical facilities to support preclinical studies and clinical trials;
•
the costs associated with being a public company, including expenses related to legal, accounting, and regulatory activities, as well as costs associated with director and officer insurance premiums, investor relations support, and maintaining compliance with exchange listing and SEC requirements;
•
the costs of securing manufacturing arrangements for clinical and commercial production and establishing or contracting for sales and marketing capabilities, if we obtain regulatory clearances to market our current or future product candidates;
•
the impact of competing technological and market developments;
•
the costs and timing of future commercialization activities, including manufacturing, marketing, sales, and fulfillment, for any of our product candidates for which we receive marketing approvals;
•
the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

•
our ability to achieve sufficient market acceptance, adequate coverage, and reimbursement from third-party payors, and sufficient market share and revenue for any approved products;
•
patients’ willingness to pay out-of-pocket for any approved products in the absence of coverage and/or adequate reimbursement from third-party payors;
•
the costs associated with potential product liability claims, including the costs associated with obtaining insurance against such claims and with defending against such claims; and
•
the impact of inflation and tariffs, as well as other factors, including economic uncertainty and geopolitical tensions, which may exacerbate the magnitude of the factors discussed above.

Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through public or private equity or debt financings, collaborations, strategic alliances, and marketing, distribution, or licensing arrangements with third parties, or other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans when needed on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional capital through collaboration or licensing arrangements with third parties or other strategic transactions, we may have to relinquish rights to our intellectual property, discovery tools, future revenue streams, research programs, or product candidates, or we may have to grant licenses on terms that may not be favorable to us. If we are unable to raise capital as and when needed, or on attractive terms, we may have to significantly delay, reduce, or discontinue the development and commercialization of our product candidates, scale back or terminate our pursuit of new in-licenses, or a combination of the above, any of which may have a material adverse effect on our business, results of operations, financial condition, and prospects.

Cash Flows

Comparison of the years ended December 31, 2025 and 2024

The following table summarizes our primary sources and uses of cash for the periods presented:

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands except percentages)
Net cash used in operating activities	$(188,516)	$(134,799)	$(53,717)	40%
Net cash (used in)/provided by investing activities	(181,343)	151,350	(332,693)	(220%)
Net cash provided by financing activities	352,053	244	351,809	144,184%
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(17,806)	$16,795	$(34,601)	(206%)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $188.5 million, which resulted from a net loss of $324.2 million, partially offset by non-cash charges of $57.9 million and a net change in our operating assets and liabilities of $77.8 million. Non-cash charges primarily consisted of $18.9 million of depreciation and amortization, $18.0 million of stock-based compensation, and the impairment of $11.0 million and $10.3 million of property and equipment and operating lease right-of-use assets, respectively, primarily relating to our Hayward, California properties that we vacated when we moved into our new Millbrae, California corporate headquarters in April 2025. The net change in our operating assets and liabilities was primarily the result of a $66.8 million increase in operating lease liabilities and a $16.6 million increase in accrued expenses and other current liabilities.

Net cash used in operating activities for the year ended December 31, 2024 was $134.5 million, which resulted from a net loss of $243.8 million, partially offset by non-cash charges of $28.4 million and a net change in our operating assets and liabilities of $80.6 million. Non-cash charges primarily consisted of $15.0 million of depreciation and amortization and $12.4 million of stock-based compensation and the net change in our operating assets and liabilities was primarily the result of a $70.8 million increase in operating lease liabilities from the Millbrae and Jersey City leases that commenced in 2024, a $5.2 million increase in accrued expenses and other current liabilities and a $4.9 million increase in other non-current liabilities.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 was $181.3 million, which primarily consisted of $444.1 million of purchases of marketable securities and $46.7 million of payments for property and equipment purchases, partially offset by $309.5 million of proceeds from the maturities of our marketable securities.

Net cash provided by investing activities for the year ended December 31, 2024 was $151.4 million, which consisted of $596.5 million of proceeds from the maturities of our marketable securities, partially offset by $360.3 million of purchases of marketable securities and $84.8 million of property and equipment purchases, primarily the construction of leasehold improvements for our new headquarters in Millbrae, California.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $352.1 million, from net proceeds of $350.2 million from the issuance of redeemable convertible preferred stock and $1.9 million from the issuance of common stock.

Net cash provided by financing activities for the year ended December 31, 2024 was $0.2 million from the issuance of common stock.

License and Collaboration Agreements

Below is a summary of the key terms for certain of our license and collaboration agreements. For a more detailed description of these agreements, see the section of this Annual Report titled “Business—License and Collaboration Agreements.”

Collaboration and License and Development Agreements with Seven and Eight and SW

On March 29, 2023, we entered into an Exclusive Collaboration Agreement, or the Seven and Eight Collaboration Agreement, with Seven and Eight, and an Exclusive License and Development Agreement, or the SW License Agreement, with Seven and Eight and SW. Under each agreement, Seven and Eight and SW granted us a worldwide, exclusive license under certain of their patents, know-how, and other intellectual property rights to develop and commercialize certain toll-like receptor 7 and 8 agonist product candidates, including our product candidate, EIK1001.

We paid Seven and Eight and SW aggregate upfront payments of $11.0 million in cash ($10.5 million to Seven and Eight and $0.5 million to SW), and issued two Simple Agreements for Future Equity, or SAFEs, equal to $35.0 million ($31.5 million to Seven and Eight and $3.5 million to SW) upon entering into the applicable agreement. We have also agreed to pay Seven and Eight additional milestone payments in the amount of up to approximately $369.6 million, of which $219.6 million are payable for a compound that is not a conjugate and $150.0 million for a compound that is a conjugate, in each case upon the achievement of certain development and regulatory milestones. EIK1001 is a compound that is not a conjugate. We have also agreed to pay SW additional milestone payments in the amount of up to $29.4 million and $350.0 million upon the achievement of certain regulatory and commercial milestones, respectively.

Collaboration Agreement with Impact

On May 10, 2023, we entered into a Collaboration Agreement, which was amended and restated on November 22, 2023, and further amended on December 12, 2024, or, collectively, the Impact Agreement, with Impact. Pursuant to the Impact Agreement, we received an exclusive license under certain of Impact’s patents, know-how, and regulatory information to develop and commercialize any selective PARP1 inhibitors owned or controlled by Impact or its affiliates, including our product candidates EIK1003 and EIK1004, and any pharmaceutical products comprised of or containing such inhibitors, on a worldwide basis excluding China, Hong Kong, Taiwan, and Macau.

We paid an upfront fee of $31.5 million in cash to Impact. We are also required to make payments to Impact of up to $181.0 million and $775.0 million upon the achievement of certain development and regulatory milestones and commercial milestones, respectively. In addition, tiered royalties of high single-digit to low-teen percentages of net sales per calendar year, subject to certain reductions, are also payable by us to Impact post-commercialization.

Clinical Trial Collaboration and Supply Agreement with MSD

We have entered into Clinical Trial Collaboration and Supply Agreements, or the MSD Agreements, with MSD International Business GmbH, or MSD, for three separate studies: (i) the Phase 2/3 registrational study of EIK1001 in patients with advanced melanoma (dated August 1, 2024); (ii) the Phase 1/2 clinical trial of EIK1005 in patients with advanced solid tumors (dated December 3, 2025); and (iii) the Phase 2/3 registrational study of EIK1001 in patients with NSCLC (dated December 5, 2025). Pursuant to the MSD Agreements, we and MSD agreed to collaborate on these clinical trials evaluating the safety and efficacy of our compounds in combination with MSD’s compound, pembrolizumab. Under the MSD Agreements, we act as the sponsor of the clinical trials at our own costs and MSD has agreed to supply to us, at its own cost, pembrolizumab for use in such trials. Pursuant to the MSD Agreements, we and MSD must each use commercially reasonable efforts to supply our applicable compounds for use in the portions of the clinical trials in which patients are intended to receive pembrolizumab either alone or in combination with one or more treatments, in accordance with the applicable study protocol.

Contractual Obligations and Commitments

Leases

In June 2022, we entered into an operating lease agreement for our new corporate headquarters located in Millbrae, California, expiring in 2040. We are also party to several operating leases for office and lab space in Hayward, California, New York, New York, and Jersey City, New Jersey. As of December 31, 2025, our non-cancellable lease obligations were $562.0 million under our operating leases, of which $41.4 million are due in 2026. Refer to Note 6 to our audited financial statements included elsewhere in this Annual Report for more information on our lease obligations.

License and Collaboration Agreements

We enter into license and collaboration agreements in the normal course of business in order to obtain rights to promising product candidates, advance product development, and obtain technologies and services related to our business. For example, our product candidates, EIK1001, EIK1003, and EIK1004, were in-licensed pursuant to license and collaboration agreements with third parties. We could be required to make payments related to development and regulatory milestones of up to $630.0 million, and sales milestones of at most $1.1 billion, alongside tiered royalty payments to licensors based on the net sales of the licensed products of high single-digit to low-teen percentages. We cannot estimate when such payments will be due. To date, we have incurred $88.0 million in upfront and milestone payments under these agreements. See Notes 11 and 12 to our audited financial statements included elsewhere in this Annual Report for additional details on our material agreements.

Critical Accounting Estimates and Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. These estimates and assumptions are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates and assumptions could occur in the future. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they became known. Actual results may differ from these estimates under different assumptions or conditions.

Although our significant accounting policies are described in more detail in Note 2 to our audited financial statements included elsewhere in this Annual Report, we believe that the following accounting estimates are those most critical to the judgments and estimates used in the preparation of our financial statements.

Research and Development Expenses and Accruals

Research and development expenses are charged to expense as incurred. These expenses consist of compensation expenses, direct research and development expenses, such as software development costs related to research and development activities, laboratory supplies, costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation and amortization, other miscellaneous expenses, and allocations of facilities and information technology expenses.

We record accrued liabilities for estimated costs of our research and development activities conducted by third-party service providers. We accrue these costs based on factors such as estimates of the work completed and in accordance with the third-party service agreements. If we do not identify costs that have begun to be incurred or if we underestimate or overestimate the level of services performed or the costs of these services, actual expenses could differ from the estimates. To date, we have not experienced any material differences between accrued costs and actual costs incurred.

Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed, and are classified as current or non-current prepaid expenses and other assets.

We make payments in connection with clinical trials to contract manufacturing organizations that manufacture the materials for our product candidates, and to clinical research organizations and clinical trial sites that help to conduct and manage our clinical trials. The financial terms of these contracts are subject to negotiation, which vary by contract and may result in payments that do not match the periods over which materials or services are provided. Generally, these agreements set forth the scope of work to be performed at a fixed fee, unit price, or on a time-and-materials basis. We make estimates of accrued research and development expenses as of each balance sheet date based on facts and circumstances known at that time. We confirm the accuracy of our estimates with the service provider, and make adjustments, if necessary. Research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development services provided, but not yet invoiced, are included in accrued expenses and other current liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, we will adjust the accrual accordingly.

Stock-Based Compensation Expense

For stock-based awards issued to employees and nonemployees, we measure the estimated fair value of the stock-based awards on the date of grant and recognize compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective awards. We record the expense for awards with service-based vesting using the straight-line, ratable attribution method and account for forfeitures as they occur.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We estimate our expected stock volatility based on the historical volatility of a publicly traded set of peer companies, and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded stock price. The expected term represents the weighted-average period the stock options are expected to remain outstanding and is based on the options’ vesting terms and contractual terms, as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

We classify stock-based compensation expense in our statements of operations and comprehensive loss in the same manner in which the award recipient’s cash compensation costs are classified.

Fair Value of Common Stock, Common Stock Warrants and Redeemable Convertible Preferred Stock

We estimate the fair value of our common stock underlying stock options on the date of grant. This has historically been determined by management with assistance from external appraisers and approved by our Board. Due to the absence of an active market for our common stock, we have utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of our common stock.

Our common stock valuations prior to May 31, 2025 were performed using the Option Pricing Method, or OPM, as it was deemed the most appropriate method based on our stage of development and other relevant factors. Within the OPM framework, the backsolve method for inferring the total equity value implied by a recent financing transaction involves the construction of an allocation model that takes into account the entity’s capital structure and the rights, preferences, and privileges of each class of stock, then assumes reasonable inputs for the other OPM variables (inclusive of discount for lack of marketability, volatility, the expected time to liquidity, and risk-free rate). The total equity value is then iterated in the model until the model output value for the equity class sold in a recent financing round equals the price paid in that round. The OPM is generally utilized when specific future liquidity events are difficult to forecast (i.e., the enterprise has many choices and options available), and the enterprise’s value depends on how well it follows an uncharted path through the various possible opportunities and challenges. Among other factors considered are the entity’s financial position and historical financial performance, the status of technological developments within the entity’s research, the composition and ability of the current research and management team, an evaluation or benchmark of the entity’s competition, and the current business climate in the marketplace. Significant changes to the key assumptions underlying the factors used could result in different fair values of common stock at each valuation date.

Our common stock, common stock warrants and redeemable convertible preferred stock valuations from May 31, 2025 through the date of our initial public offering were performed using a hybrid method that combines the OPM and the probability-weighted expected return method, or PWERM. The PWERM employs additional information not used in the OPM, including various market approach calculations depending upon the likelihood of various discrete future liquidity scenarios, such as an initial public offering or sale of the enterprise, as well as the probability of remaining a private company. In a hybrid method, various exit scenarios are analyzed. A discount for lack of marketability of our common stock and redeemable convertible preferred stock is then applied to arrive at an indication of value for the common stock and redeemable convertible preferred stock.

Emerging Growth Company and Smaller Reporting Company Status

We qualify as an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include: (i) being permitted to present only two years of audited financial statements in our periodic reports and proxy statements, in addition to any required unaudited condensed financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Annual Report, (ii) reduced disclosure about our executive compensation arrangements, (iii) not being required to hold advisory votes on executive compensation or to obtain stockholder approval of any golden parachute arrangements not previously approved, (iv) an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002, and (v) being permitted to take advantage of an extended transition period for complying with new or revised accounting standards, which allows us to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We may take advantage of these exemptions until we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years, or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We may choose to take advantage of some but not all of these exemptions. We have elected not to “opt out” of the extended transition period for new or revised accounting standards described above and have elected to avail ourselves of the exemption from the requirement to communicate critical audit matters, or CAMs. As a result of these decisions, our financial statements may not be comparable to those of other public companies that comply with new or revised accounting pronouncements as of public company effective dates, and include a discussion of their CAMs. We may choose to adopt any new or revised accounting standards whenever early adoption is permitted for private companies.

We are also a “smaller reporting company,” as defined in the Exchange Act. We may continue to be a smaller reporting company if either (i) the market value of our common stock held by non-affiliates is less than $250.0 million, or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Reports on Form 10-K, and we have reduced disclosure obligations regarding executive compensation.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is provided in Note 2 to our audited financial statements included elsewhere in this Annual Report.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of December 31, 2025, we had $85.0 million in cash equivalents, comprising interest bearing money market accounts, and $231.1 million in marketable securities. Our exposure to interest rate sensitivity is affected by changes in the underlying bank interest rates. We have not entered into investments for trading or speculative purposes, and our marketable securities are held to maturity. Although an immediate, one percentage point change in interest rates would have a material effect on the fair market value of our portfolio due to the size of our portfolio, because held-to-maturity investments are reported at amortized cost, we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates. As of December 31, 2025, we had no debt outstanding that is subject to interest rate variability. Therefore, we are not subject to interest rate risk related to debt.

Foreign Currency Exchange Risk

Our employees and our operations are currently predominantly located in the United States and our expenses are generally denominated in U.S. dollars. However, we do use research and development vendors outside of the United States. As such, our expenses are denominated in both U.S. dollars and foreign currencies. All monetary assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date. Non-monetary assets and liabilities are translated using the exchange rate that was in effect when the asset or liability was initially recognized. Expenses are translated at the average exchange rates prevailing during the applicable period. Our operations are, and will continue to be subject to fluctuations in foreign currency exchange rates. Foreign currency transaction gains and losses are included in other income (expense), net in the statements of operations and comprehensive loss as incurred.

To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not had a formal hedging program with respect to foreign currency. We do not believe that a hypothetical 10% increase or decrease in exchange rates during any of the periods presented would have had a material effect on our financial statements included elsewhere in this Annual Report.

Inflation Risk

We are also exposed to inflation risk and inflationary factors, such as increases in service, material, and overhead costs, which could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or operating results to date, a high rate of inflation in the future may have an adverse effect on our business, results of operations, or financial condition, or on our financial statements.

Item 8. Financial Statements and Supplementary Data.

Eikon Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Eikon Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Eikon Therapeutics, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ deficit and of cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 30, 2026

We have served as the Company’s auditor since 2022.

Eikon Therapeutics, Inc.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$104,901	$129,179
Marketable securities	231,074	90,932
Prepaid expenses and other current assets	12,542	7,378
Restricted cash, current	400	400
Total current assets	348,917	227,889
Property and equipment, net	142,898	140,679
Operating lease right-of-use assets, net	90,965	118,453
Restricted cash, non-current	7,771	1,299
Other non-current assets	4,183	2,920
Total assets	$594,734	$491,240
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$681	$17,578
Accrued expenses and other current liabilities	44,298	29,564
Operating lease liability, current	10,028	9,307
Total current liabilities	55,007	56,449
Operating lease liability, non-current	247,291	193,152
Other non-current liabilities	10,000	5,348
Total liabilities	312,298	254,949
Commitments and contingencies (See Note 7)
Redeemable convertible preferred stock, $0.0001 par value; 262,597,889 shares authorized, 222,658,133 shares issued and outstanding, and aggregate liquidation preference of $1,159,762 as of December 31, 2025 and 153,833,885 shares authorized, 135,087,291 shares issued and outstanding, and aggregate liquidation preference of $809,062 as of December 31, 2024	1,161,470	808,221
Stockholders’ deficit:
Common stock, $0.0001 par value; 340,650,000 shares authorized and 3,068,490 shares issued and outstanding as of December 31, 2025 and 228,115,226 shares authorized and 2,869,760 shares issued and outstanding as of December 31, 2024	—	—
Additional paid-in capital	41,475	33,011
Accumulated deficit	(920,509)	(604,941)
Total stockholders’ deficit	(879,034)	(571,930)
Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$594,734	$491,240

The accompanying notes are an integral part of these financial statements.

Eikon Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$250,318	$204,536
General and administrative	88,627	55,807
Total operating expenses	338,945	260,343
Loss from operations	(338,945)	(260,343)
Interest income	15,566	16,563
Interest expense	(837)	(31)
Other income (expense), net	(32)	(3)
Net loss and comprehensive loss	(324,248)	(243,814)
Impact of preferred stock extinguishments and modifications	(9,396)	—
Net loss attributable to common stockholders	$(333,644)	$(243,814)
Net loss per share attributable to common stockholders, basic and diluted	$(115.29)	$(96.76)
Weighted-average shares of common stock outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	2,893,916	2,519,668

The accompanying notes are an integral part of these financial statements.

Eikon Therapeutics, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2023	135,087,291	$808,221	2,832,598	$—	$19,754	$(361,127)	$(341,373)
Issuance of common stock upon exercise of stock options	—	—	37,162	—	233	—	233
Vesting of early exercised stock options and restricted common stock	—	—	—	—	595	—	595
Stock-based compensation expense	—	—	—	—	12,429	—	12,429
Net loss	—	—	—	—	—	(243,814)	(243,814)
Balances as of December 31, 2024	135,087,291	808,221	2,869,760	—	33,011	(604,941)	(571,930)
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $547	60,005,669	350,153	—	—	—	—	—
Issuance of Series B-1 and C-1 redeemable convertible preferred stock and common stock warrants in exchange for extinguished Series B and C redeemable convertible preferred stock	19,977,824	(8,566)	—	—	(114)	8,680	8,566
Issuance of Series B-1 and C-1 redeemable convertible preferred stock in exchange for modified Series B and C redeemable convertible preferred stock	7,587,349	11,662	—	—	(11,662)	—	(11,662)
Issuance of common stock upon exercise of stock options	—	—	200,267	—	1,904	—	1,904
Repurchase of common stock	—	—	(1,537)	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	—	—	300	—	300
Stock-based compensation expense	—	—	—	—	18,036	—	18,036
Net loss	—	—	—	—	—	(324,248)	(324,248)
Balances as of December 31, 2025	222,658,133	$1,161,470	3,068,490	$—	$41,475	$(920,509)	$(879,034)

The accompanying notes are an integral part of these financial statements.

Eikon Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Operating Activities
Net loss	$(324,248)	$(243,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	18,872	15,008
Stock-based compensation expense	18,036	12,429
Amortization of operating lease right-of-use assets	5,304	10,384
Impairment of operating lease right-of-use assets	10,275	—
Amortization of premiums and accretion of discounts on marketable securities	(5,541)	(9,456)
Impairment of property and equipment	10,951	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,164)	(1,366)
Other assets	(1,263)	(1,820)
Accounts payable	(3,813)	2,951
Accrued expenses and other current liabilities	16,616	5,164
Operating lease liabilities	66,770	70,808
Other liabilities	4,689	4,913
Net cash used in operating activities	(188,516)	(134,799)

Investing Activities
Purchase of property and equipment	(46,741)	(84,803)
Purchase of marketable securities	(444,102)	(360,347)
Proceeds from maturities of marketable securities	309,500	596,500
Net cash (used in)/provided by investing activities	(181,343)	151,350

Financing Activities
Proceeds from issuance of common stock under stock plans	1,900	244
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	350,153	—
Net cash provided by financing activities	352,053	244

Net (decrease)/increase in cash, cash equivalents and restricted cash	(17,806)	16,795
Cash, cash equivalents and restricted cash at beginning of period	130,878	114,083
Cash, cash equivalents and restricted cash at end of period	$113,072	$130,878

Cash, cash equivalents and restricted cash at end of period
Cash and cash equivalents	104,901	129,179
Restricted cash	8,171	1,699
Cash, cash equivalents and restricted cash at end of period	$113,072	$130,878

Supplemental disclosure of cash flow information
Cash paid for interest	$889	$31
Cash paid for operating lease liabilities	22,077	9,301

Supplemental disclosure of non-cash financing and investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$99	$14,798
Operating lease liabilities arising from obtaining right-of-use assets	(11,910)	99,916
Vesting of early exercised stock options and restricted common stock	300	595

The accompanying notes are an integral part of these financial statements.

Eikon Therapeutics, Inc.

Notes to Financial Statements

Note 1. Organization and Description of Business

Description of Business

Eikon Therapeutics, Inc. (the “Company”) is a late-stage clinical biopharmaceutical company dedicated to building a global, fully-integrated organization developing important innovative medicines to address serious unmet medical needs. The Company’s technology platform integrates custom-engineered super-resolution microscopy systems, bespoke automation, data science machine learning and artificial intelligence tools, and software engineering capable of processing petabyte-scale datasets.

The Company was incorporated in the state of Delaware on July 9, 2019. The Company is headquartered in California. It also has operations in New York and New Jersey.

Reverse Stock Split

On January 27, 2026, the Company effected a 1-for-7.4578 reverse stock split of its issued and outstanding common stock, which also resulted in a proportional adjustment to the conversion price for each series of its redeemable convertible preferred stock and warrants, and to the exercise prices and number of outstanding stock options. Accordingly, all shares of common stock, stock options, warrants, and per share information presented in the accompanying financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the reverse stock split for all periods presented. The per share par value and authorized numbers of shares of the Company’s common stock and redeemable convertible preferred stock were not adjusted as a result of the reverse stock split.

Initial Public Offering

On February 6, 2026, the Company closed its initial public offering (“IPO”) and issued 21,177,600 shares of its common stock at a price of $18.00 per share for approximate net proceeds of $349.0 million, after deducting underwriting discounts and commissions of $26.7 million and expenses of $5.5 million. In connection with the IPO, all shares of Series A, A-1, B, B-1, C, C-1 and D redeemable convertible preferred stock converted into 29,855,741 shares of common stock.

Equity Plans

In January 2026, the Company’s Board of Directors adopted, and its stockholders approved, the 2026 Long-Term Incentive Plan (the “2026 LTIP”), which became effective on February 3, 2026. A total of 4,137,117 shares of the Company’s common stock have been reserved for issuance under the 2026 LTIP, in addition to any shares of common stock outstanding under the 2019 Equity Incentive Plan (the “2019 Plan”) or shares of common stock issuable in connection with the stock option awards granted to the Company’s Chief Executive Officer on April 2, 2025 that expire, are withheld by the Company for payment of an exercise price or for satisfying tax withholding obligations, or are forfeited to the Company due to failure to vest. The number of shares of common stock reserved for future issuance under the 2026 LTIP will also be increased pursuant to provisions for annual automatic evergreen increases, subject to any action by the Board of Directors that reduces the increase to a lesser number of shares for a given year.

In January 2026, the Company’s Board of Directors adopted, and its stockholders approved, the 2026 Employee Stock Purchase Plan (the “2026 ESPP”), which became effective on February 4, 2026. A total of 539,582 shares of the Company’s common stock have been reserved for issuance under the 2026 ESPP. In addition, the number of shares reserved for future issuance under the 2026 ESPP will be increased for annual automatic evergreen increases, subject to any action by the Board of Director that reduces the increase to a lesser number of shares or provides that there will be no increase in the share reserve for a given year.

Liquidity and Going Concern Assessment

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net operating losses and negative cash flows from operations since its inception. As of December 31, 2025, the Company has an accumulated deficit of approximately $920.5 million.

The Company has historically financed its operations primarily through private placements of its redeemable convertible preferred stock, and most recently, through its IPO. The Company may seek to raise capital through private or public equity financings, debt financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing.

The Company believes its cash, cash equivalents, and marketable securities balance of $336.0 million as of December 31, 2025 and the net cash proceeds from the IPO will be sufficient for the Company to continue as a going concern for at least one year from the date these financial statements are issued.

There can be no assurance that in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Even if the Company is able to acquire additional financing, the financial terms may not be satisfactory to support its operations. Failure to generate sufficient cash flows from operations, raise additional capital, and reduce discretionary spending, should additional capital not become available, could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets and liabilities, and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of expenses during the reporting period. Areas where management uses subjective judgments include, but are not limited to, useful lives of long-lived assets, the incremental borrowing rates for leases, accruals for research and development costs, the fair value of redeemable convertible preferred stock, common stock warrants, common stock and various other inputs used in estimating stock-based compensation expense, and accounting for income tax uncertainties, including a valuation allowance for deferred tax assets, in the accompanying financial statements. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Concentration of Credit Risk and Other Risks and Uncertainties

Cash, cash equivalents, and marketable securities are financial instruments that are potentially subject to concentrations of credit risk. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash, cash equivalents, and marketable securities, which may exceed federally insured limits. The Company has no financial instruments with off balance sheet risk of loss.

The Company is subject to a number of risks similar to other early-stage biopharmaceutical companies, including, but not limited to, the need to obtain adequate additional funding, possible failure of current or future in-process research and development of its technology, its reliance on third parties to conduct its clinical trials, the need to obtain regulatory and marketing approvals, competitors advancing medicine in a field that the Company intends to enter that constrains its ability to compete effectively for market share, competitors developing technological innovations that reduce the value of the inventions that enable the Company to discover and develop new medicines, protection of its proprietary technology, and the need to secure and maintain adequate manufacturing arrangements with third parties. If the Company does not successfully commercialize its clinical assets, it will be unable to generate product revenue or achieve profitability.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less from the date of purchase to be cash and cash equivalents. Cash equivalents consist primarily of amounts held in money market funds and commercial paper, which are held at amortized cost.

Marketable Securities

The Company’s marketable securities consist of United States treasury securities and commercial paper, which are held-to-maturity and reported at amortized cost. The amortization of premiums and accretion of discounts from the purchase of the securities are recognized as a component of interest income in the statements of operations and comprehensive loss. Marketable securities are initially recorded net of an allowance for expected credit losses, if any, which are remeasured each period and any impairments are recognized as an expense. As of December 31, 2025, there had been no impairment or credit losses on the Company’s marketable securities.

Restricted Cash

The Company had deposits of $7.8 million and $1.3 million included in long-term assets as of December 31, 2025 and 2024, respectively, restricted from withdrawal and held by a bank in the form of collateral for irrevocable standby letters of credit held as security for the Company’s leases. In addition, the Company had deposits of $400,000 included in current assets as of December 31, 2025 and 2024, pledged for corporate credit cards.

Property and Equipment, Net

Property and equipment are presented at cost, net of accumulated depreciation. Depreciation begins the first day of the month after the asset is placed in service. Depreciation is computed using the straight-line method over the estimated useful lives of five years for lab and engineering equipment, seven years for motor vehicles (used in the transportation of materials between sites) and furniture, fittings and office equipment, four years for computer equipment, and three years for software. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the lease. Costs for capital assets not yet placed into service are capitalized as construction in progress and depreciated once placed into service. Upon the sale or retirement of assets, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in the statements of operations and comprehensive loss. Maintenance and repairs are charged to expense as incurred and costs of major replacement or improvement are capitalized.

Impairment of Long-Lived Assets

The Company reviews the carrying amounts of its long-lived assets, including property and equipment and right-of-use leased assets, for potential impairment whenever events or changes in circumstances indicate that the assets may not be recoverable. Factors that the Company considers in an impairment review include, but are not limited to, significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount, and the impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined using discounted cash flows. During the year ended December 31, 2025, the Company vacated its properties in Hayward, CA and a portion of its property in New York, NY, and impaired $11.0 million of property and equipment and $10.3 million of operating lease right-of-use assets, included in general and administrative expenses in the statement of operations and comprehensive loss. There was no impairment of long-lived assets during the year ended December 31, 2024.

Leases

At the inception of a contract, the Company assesses whether the contract is a lease based on whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. If a lease is determined to exist, the commencement date of such lease is assessed based on the date on which the Company gains control over the use of the underlying assets. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain of not exercising, as well as periods covered by renewal options that the Company is reasonably certain of exercising. At lease commencement, the Company also determines lease classification based on whether the arrangement is effectively a financed purchase of the underlying asset (finance lease) or not (operating lease), which governs the pattern of expense recognition and the presentation reflected in the statements of operations and comprehensive loss and statements of cash flows over the lease term.

For leases with a term exceeding 12 months, a lease liability is recorded on the Company’s balance sheet at lease commencement reflecting the present value of its minimum payment obligations over the lease term. A corresponding right-of-use (“ROU”) asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. Variable lease payments are included in the present value of its minimum lease payment obligations when the contingency is resolved. The lease liability is remeasured at the date the contingency is resolved and the corresponding ROU asset is adjusted. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company’s incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease.

For the Company’s operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For leases with a term of 12 months or less, any fixed lease payments are recognized on a straight-line basis over the lease term and are not recognized on the Company’s balance sheet as an accounting policy election. Leases qualifying for the short-term lease exemption were insignificant. Variable lease costs are expensed in the statements of operations and comprehensive loss as incurred.

The Company did not have any finance leases as of December 31, 2025 and 2024.

Redeemable Convertible Preferred Stock

The Company records redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. Holders of the redeemable convertible preferred stock can cause redemption for cash upon the occurrence of a deemed liquidation event, which is outside the Company’s control. Therefore, redeemable convertible preferred stock is classified outside of stockholders’ deficit on the balance sheet. The carrying values of the redeemable convertible preferred stock are adjusted to their liquidation preferences if and when it becomes probable that such a liquidation event will occur. The Company has not adjusted the carrying values of the redeemable convertible preferred stock to the liquidation preferences of such shares because the stock is not mandatorily redeemable and the occurrence of a deemed liquidation event is currently not probable.

Research and Development Expenses and Accruals

Research and development expenses are charged to expense as incurred. These expenses consist of compensation expenses, direct research and development expenses such as software development costs related to research and development activities, laboratory supplies, costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation and amortization, other miscellaneous expenses, and allocations of facility and information technology expenses.

The Company records accrued liabilities for estimated costs of its research and development activities conducted by third-party service providers. The Company accrues these costs based on factors such as estimates of the work completed and in accordance with the third-party service agreements. If the Company does not identify costs that have begun to be incurred or if the Company underestimates or overestimates the level of services performed or the costs of these services, actual expenses could differ from the estimates. To date, the Company has not experienced any material differences between accrued costs and actual costs incurred.

Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed and classified as current or non-current prepaid expenses and other assets.

The Company makes payments in connection with clinical trials to contract manufacturing organizations that manufacture the materials for its product candidates and to clinical research organizations and clinical trial sites that conduct and manage the Company’s clinical trials. The financial terms of these contracts are subject to negotiation, which vary by contract and may result in payments that do not match the periods over which materials or services are provided. Generally, these agreements set forth the scope of work to be performed at a fixed fee, unit price or on a time and materials basis. The Company makes estimates of accrued research and development expenses as of each balance sheet date based on facts and circumstances known at that time. The Company confirms the accuracy of its estimates with the service providers and makes adjustments, if necessary. Research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development services provided, but not yet invoiced, are included in accrued expenses and other current liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly.

Asset Acquisitions and In-Process Research and Development Expenses

In accordance with ASC 805, Business Combinations, the Company evaluates acquisitions of assets and related liabilities and other similar transactions to assess whether or not a transaction should be accounted for as an asset acquisition or business combination by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If the screen test is met, a transaction is accounted for as an asset acquisition. If the screen test is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs that would meet the requirements of a business. The Company accounts for an asset acquisition by recognizing net assets based on their cost on a relative fair value basis. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the non-monetary identifiable assets and liabilities assumed based on relative fair values. In-process research and development (“IPR&D”) acquired in an asset acquisition is expensed provided there is no alternative future use.

The Company accounts for future payments such as those upon the achievement of certain regulatory, development, or sales milestones in an asset acquisition when the underlying milestones are probable to be achieved. Milestone payments made to third parties subsequent to regulatory approval may be capitalized as intangible assets, if deemed to have alternative future use, and amortized over the estimated remaining useful life of the related product. Royalties will be recognized as cost of sales when the covered products are sold and royalties are payable.

Patent and Trademark Costs

All patent-related and trademark costs incurred in connection with filing and prosecuting patent and trademark applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses on the statements of operations and comprehensive loss.

Deferred Initial Public Offering Costs

Deferred IPO costs, consisting primarily of legal and accounting fees relating to the IPO, are capitalized and offset against offering proceeds following the completion of the offering. Deferred IPO costs for terminated or delayed offerings are expensed immediately as a charge to general and administrative expenses in the statement of operations and comprehensive loss. The Company had $3.6 million of deferred IPO costs capitalized as of December 31, 2025, included in other non-current assets. The Company had no deferred IPO costs capitalized as of December 31, 2024.

Stock-Based Compensation Expense

For stock-based awards issued to employees and nonemployees, the Company measures the estimated fair value of the stock-based awards on the date of grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective awards. The Company records expense for awards with service-based vesting using the straight-line, ratable attribution method. The Company accounts for forfeitures as they occur.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company was privately held as of December 31, 2025 and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term represents the weighted-average period the stock options are expected to remain outstanding and is based on the options’ vesting terms and contractual terms, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The Company classifies stock-based compensation expense in its statements of operations and comprehensive loss in the same manner in which the award recipient’s cash compensation costs are classified.

Fair Value of Common Stock, Common Stock Warrants and Redeemable Convertible Preferred Stock

The Company estimates the fair value of the common stock underlying stock options on the date of grant. This has historically been determined by management with assistance from external appraisers and approved by the Board. Due to the absence of an active market for the Company’s common stock prior to its IPO, the Company utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock.

The Company’s common stock valuations prior to May 31, 2025 were performed using the Option Pricing Method (“OPM”) as it is deemed the most appropriate method based on the Company’s stage of development and other relevant factors. Within the OPM framework, the backsolve method for inferring the total equity value implied by a recent financing transaction involves the construction of an allocation model that takes into account the entity’s capital structure and the rights, preferences and privileges of each class of stock, then assumes reasonable inputs for the other OPM variables (inclusive of discount for lack of marketability, volatility, the expected time to liquidity, and risk-free rate). The total equity value is then iterated in the model until the model output value for the equity class sold in a recent financing round equals the price paid in that round. The OPM is generally utilized when specific future liquidity events are difficult to forecast (i.e., the enterprise has many choices and options available), and the enterprise’s value depends on how well it follows an uncharted path through the various possible opportunities and challenges. Among other factors considered are the Company’s financial position and historical financial performance, the status of technological developments within the Company’s research, the composition and ability of the current research and management team, an evaluation or benchmark of the Company’s competition, and the current business climate in the marketplace. Significant changes to the key assumptions underlying the factors used could result in different fair values of common stock at each valuation date.

The Company’s common stock, common stock warrants and redeemable convertible preferred stock valuations from May 31, 2025 through the IPO date were performed using a hybrid method that combines the OPM and the probability-weighted expected return method (“PWERM”). The PWERM employs additional information not used in the OPM, including various market approach calculations depending upon the likelihood of various discrete future liquidity scenarios, such as an initial public offering or sale of the enterprise, as well as the probability of remaining a private company. In a hybrid method, various exit scenarios are analyzed. A discount for lack of marketability of the Company’s common stock and redeemable convertible preferred stock is then applied to arrive at an indication of value for the common stock and redeemable convertible preferred stock.

Common Stock Warrants

The Company accounts for common stock warrants as equity if the contract requires physical settlement or net physical settlement or if the Company has the option of physical settlement or net physical settlement. Common stock warrants classified as equity are initially measured at fair value on the grant date and are not subsequently remeasured.

Fair Value Measurement

The Company applies fair value accounting for all financial assets and liabilities and nonfinancial assets and liabilities that are required to be recognized or disclosed at fair value in the financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for that asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurement establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:

Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

Level 3:

Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies, and similar techniques.

Comprehensive Loss

Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. There are currently no components of other comprehensive loss for the Company. Thus, comprehensive loss is the same as the net loss for the years ended December 31, 2025 and 2024.

Foreign Currency Transactions

The functional currency of the Company’s operation is U.S. dollars. All monetary assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date. Non-monetary assets and liabilities are translated using the exchange rate that was in effect when the asset or liability was initially recognized. Expenses are translated at the average exchange rates prevailing during the applicable period. Foreign currency transaction gains and losses are included in the statements of operations and comprehensive loss and recorded in other income (expense), net. Foreign currency transaction losses were immaterial for the years ended December 31, 2025 and 2024.

Income Taxes

Deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established.

The Company accounts for uncertain tax positions recognized in the financial statements by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Tax credits are presented on a gross basis in the effective tax rate reconciliation, and the tax effect of changes in unrecognized tax benefits related to such credits is presented separately within changes in uncertain tax positions.

Operating Segments

Operating segments are defined as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker, its Chief Executive Officer, views the Company’s operations and manages its business as a single operating segment, which is in the business of drug discovery leveraging its proprietary technology and clinical development of its product candidates.

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method. Potentially dilutive securities consisting of options and warrants to purchase common stock, unvested common stock subject to repurchase and redeemable convertible preferred stock are considered to be common stock equivalents and were excluded from the calculation of diluted net loss per common share because their effect would be antidilutive for all periods presented.

Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities as the redeemable convertible preferred stock and legally outstanding unvested common stock subject to repurchase are considered participating securities. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss is attributed entirely to common stockholders.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded if and when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Emerging Growth Company Status

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement, and the total amount of an entity’s selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the financial statements.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires disaggregated information about an entity’s effective tax rate reconciliation as well as additional information on income taxes paid. This ASU is effective for public companies for annual periods beginning after December 15, 2024 and can be applied on either a prospective or retroactive basis. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company early adopted this guidance for the year ended December 31, 2025 on a prospective basis, and included additional disclosures in its income tax footnote in Note 10.

In September 2025, the FASB issued ASU 2025-07, Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This standard refines the scope of derivative accounting under ASC 815, Derivatives and Hedging, and clarifies the treatment of share-based noncash consideration under ASC 606, Revenue from Contracts with Customers. The ASU is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, and early adoption is permitted. The Company early adopted this guidance for the year ended December 31, 2025 on a modified retrospective basis, which did not have a significant impact on its financial statements.

Note 3. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2025 and 2024 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(324,248)	$(243,814)
Impact of preferred stock extinguishments and modifications	(9,396)	—
Net loss attributable to common stockholders	$(333,644)	$(243,814)
Denominator:
Weighted-average common shares outstanding	2,926,105	2,841,255
Less: Weighted-average common shares subject to repurchase	(32,189)	(321,587)
Weighted-average common shares outstanding, basic and diluted	2,893,916	2,519,668
Net loss per share attributable to common stockholders, basic and diluted	$(115.29)	$(96.76)

The following outstanding common stock equivalents have been excluded from diluted net loss per share attributable to common stockholders for the years ended December 31, 2025 and 2024 because their inclusion would be anti-dilutive:

	December 31,
	2025	2024
Options to purchase common stock	5,513,142	2,938,017
Early exercised stock options and unvested restricted common stock	1,686	146,146
Warrants to purchase common stock	739,559	—
Redeemable convertible preferred stock	29,855,741	18,113,556
Total common stock equivalents	36,110,128	21,197,719

Note 4. Fair Value Measurements

The following tables summarize the Company’s financial assets, which consist of cash equivalents and marketable securities, presented at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		December 31, 2025
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets
Cash equivalents:
Money market funds	Level 1	$84,960	$—	$—	$84,960
Total cash equivalents		$84,960	$—	$—	$84,960
Marketable securities:
Commercial paper	Level 2	$107,870	$65	$—	$107,935
U.S. government securities	Level 2	123,204	154	—	123,358
Total marketable securities		$231,074	$219	$—	$231,293

		December 31, 2024
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets
Cash equivalents:
Money market funds	Level 1	$10,826	$—	$—	$10,826
Commercial paper	Level 2	4,987	—	—	4,987
Total cash equivalents		$15,813	$—	$—	$15,813
Marketable securities:
Commercial paper	Level 2	$49,532	$6	$(2)	$49,536
U.S. government securities	Level 2	41,400	13	—	41,413
Total marketable securities		$90,932	$19	$(2)	$90,949

The Company did not hold any financial assets that would be classified as Level 3 in the fair value hierarchy during the years ended December 31, 2025 and 2024.

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair values due to their liquid or short-term nature, such as cash, prepaid expenses, accounts payable, and accrued expenses.

Note 5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2025	2024
Lab equipment	$25,909	$25,014
Engineering equipment	14,843	14,814
Leasehold improvements	120,588	18,613
Motor vehicles	101	101
Furniture, fittings & office equipment	5,150	2,461
Computer equipment	12,970	11,968
Software	5,627	4,752
Construction in progress	624	96,858
	185,812	174,581
Less: accumulated depreciation	(42,914)	(33,902)
Total property and equipment, net	$142,898	$140,679

Depreciation and amortization expense was $18.9 million and $15.0 million for the years ended December 31, 2025 and 2024, respectively. Disposals of property and equipment during the years ended December 31, 2025 and 2024 were not material.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued compensation expenses	$24,868	$22,617
Accrued clinical expenses	6,518	1,938
Accrued expenses related to purchase of IPR&D	102	102
Accrued vendor expenses	11,300	4,606
Current portion of early exercised options and restricted common stock liability	35	302
Other accrued expenses	1,475	—
Total accrued expenses and other current liabilities	$44,298	$29,564

Note 6. Operating Leases

In June 2022, the Company entered into an operating lease of approximately 285,000 square feet of office and laboratory space that now serves as its new corporate headquarters located in Millbrae, California. The lease commenced in February 2024 and expires in January 2040. The lessor provided the Company a tenant improvement allowance of $64.2 million and the Company constructed leasehold improvements, which were concluded to be lessee assets, in the space. The lease liability at lease commencement was calculated to be $159.5 million, which is equal to the present value of the future lease payments, discounted at an incremental borrowing rate of 13.0%. The lease agreement also includes a renewal option allowing the Company to extend this lease for an additional ten years at the prevailing rental rate, which the Company is not reasonably certain to exercise.

In addition, the lease agreement provides for up to $57.0 million in additional tenant improvement allowances that may be utilized by the Company and is repayable over the term of the lease with interest. $49.7 million of additional tenant improvement allowances had been drawn down as of December 31, 2025, and the Company constructed leasehold improvements, which were concluded to be lessee assets, in the space. The Company is accounting for the repayment obligation related to these additional tenant improvement allowances as part of the lease with the amounts included in operating lease liability, current and non-current. The Company has an irrevocable standby letter of credit for $6.6 million held as security for the Millbrae lease deposit.

The Company had leases for other office and laboratory facilities of between approximately 25,000 and 72,000 square feet in Hayward, California, New York, New York and Jersey City, New Jersey as of December 31, 2025. The leases will expire between October 2026 and July 2029 unless their terms are extended where allowed under the leases. In September 2025, the Company amended the New York lease to reduce the term for the office facilities and extend the term for the laboratory facilities under the lease agreement. As a result, the Company increased the carrying values of the operating lease right-of-use assets and operating lease liabilities for this lease by $2.5 million. In January 2026, the Company notified the landlord of one of its Hayward properties of its intention to early terminate the lease in October 2026. The Company remeasured the operating lease liabilities, which resulted in a reduction of the carrying value of the operating lease liability and a corresponding reduction in the operating lease right-of-use assets of $5.6 million as of December 31, 2025.

The Company’s leases had weighted average remaining lease terms of 13.3 years and 13.3 years, and weighted average discount rates of 12.8% and 12.4% as of December 31, 2025 and 2024, respectively.

Future minimum lease payments under non-cancellable leases as of December 31, 2025 were as follows (in thousands):

Year Ending December 31,
2026	$41,406
2027	39,310
2028	38,286
2029	36,777
2030	35,913
Thereafter	370,302
Total future minimum lease payments	561,994
Less: Imputed interest	(304,675)
Present value of future lease payments	257,319
Less: Operating lease liability, current	(10,028)
Operating lease liability, net of current portion	$247,291

Rent expense for operating leases was $33.3 million and $31.8 million for the years ended December 31, 2025 and 2024, respectively. There were no variable lease costs and short-term lease costs were not material for the years ended December 31, 2025 and 2024.

Note 7. Commitments and Contingencies

Research and Development Agreements

The Company enters into various agreements in the ordinary course of business, such as those with suppliers, clinical research organizations, contract manufacturing organizations, and clinical trial sites. These agreements provide for termination at the request of either party, generally with less than one-year notice and are, therefore, cancellable contracts and, if cancelled, are not anticipated to have a material effect on the Company’s financial condition, results of operations, or cash flows.

Future Milestone and Royalty Payments

The Company enters into license agreements in the normal course of business in order to obtain rights to promising product candidates, advance product development and obtain technologies and services related to its business. The Company could be required to make development and regulatory milestones and sales milestones of up to $630.0 million and $1.1 billion, and tiered royalty payments to licensors based on the net sales of the licensed products. Contingent milestones are recorded when probable to be achieved. Royalties will be recognized as cost of sales when the covered products are sold and royalties are payable. As of December 31, 2025, the Company has incurred and recorded $88.0 million in upfront and milestone payments under these agreements (see Notes 11 and 12).

Legal Contingencies

The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations, or cash flows. The Company may pursue or be subject to litigation and other legal actions from time to time arising in the ordinary course of business, including intellectual property, products liability, breach of contract, commercial, employment, and other similar claims which could have an adverse impact on its reputation, business and financial condition and divert the attention of its management from the operation of its business. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There were no legal contingencies requiring accrual or disclosures as of December 31, 2025 and 2024.

Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum potential amount of future payments that the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company is not currently aware of any indemnification claims. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2025 and 2024.

Note 8. Capital Structure

Redeemable Convertible Preferred Stock

Issued and outstanding redeemable convertible preferred stock consisted of the following (in thousands, except share and per share amounts):

	December 31, 2025
Series	Shares Authorized	Shares Issued and Outstanding	Original Issue Price	Aggregate Liquidation Amount	Carrying Value
Series A	48,000,000	48,000,000	$1.00	$48,000	$47,916
Series A-1	51,268,891	51,268,891	2.00	102,538	102,472
Series B	29,271,143	17,456,768	17.69	308,786	297,294
Series B-1	35,756,908	35,756,908	5.84	208,979	224,200
Series C	24,884,830	5,194,787	21.50	111,682	108,629
Series C-1	4,975,110	4,975,110	5.84	29,077	30,806
Series D	68,441,007	60,005,669	5.84	350,700	350,153
Total	262,597,889	222,658,133		$1,159,762	$1,161,470

	December 31, 2024
Series	Shares Authorized	Shares Issued and Outstanding	Original Issue Price	Aggregate Liquidation Amount	Carrying Value
Series A	48,000,000	48,000,000	$1.00	$48,000	$47,916
Series A-1	51,268,891	51,268,891	2.00	102,538	102,472
Series B	29,680,164	29,271,143	17.69	517,765	517,423
Series C	24,884,830	6,547,257	21.50	140,759	140,410
Total	153,833,885	135,087,291		$809,062	$808,221

In February 2025, the Company entered into a Series D preferred stock purchase and exchange agreement which provided for the issuance of Series D redeemable convertible preferred stock at a purchase price of $5.84 per share. The transaction provided returning investors the ability to exchange their Series B and Series C redeemable convertible preferred stock for Series B-1 and Series C-1 redeemable convertible preferred stock, respectively, if their participation in the Series D financing exceeded certain qualifying amounts. Further, investors that invested more in the Series D financing than their aggregate investment in Series B and Series C received common stock warrants based on the excess investment.

As a result of the transaction, the Company issued 60,005,669 shares of Series D redeemable convertible preferred stock in cash purchases at $5.84 per share for gross proceeds of $350.7 million. The Company also issued (i) an aggregate of 35,756,908 shares of its Series B-1 redeemable convertible preferred stock as a result of the exchange of an aggregate of 11,814,375 shares of its Series B redeemable convertible preferred stock, (ii) an aggregate of 4,975,110 shares of its Series C-1 redeemable convertible preferred stock as a result of the exchange of an aggregate of 1,352,470 shares of its Series C redeemable convertible preferred stock, and (iii) warrants to purchase up to 739,559 shares of its common stock at an exercise price of $43.59 per share.

The warrants shall be exercisable in whole or in part, at any time up to and including the first to occur of the consummation of a liquidation event and the fifth anniversary of the date of issue and thereafter shall terminate and be void. The warrants can be exercised either in cash or net issued. As the contract allows for physical settlement or net physical settlement, the Company concluded that the common stock warrants should be equity- classified and recorded in additional paid-in capital at their fair value of $6.3 million upon issuance.

The Company assessed the impact of the transaction, on an investor-by-investor basis, using a quantitative analysis in order to determine whether it represented an extinguishment or a modification of the Series B and Series C redeemable convertible preferred stock held by each investor which were exchanged.

Extinguishment

The quantitative analysis indicated the fair value before and after the transaction was substantially different for some investors. Specifically, these represented investors that participated at a level which enabled them to exchange all or nearly all of their Series B and Series C redeemable convertible preferred stock, including the investors whose participation also entitled them to common stock warrants. For each of these investors, the transaction represented an extinguishment.

The extinguishments resulted in the following impacts:

• Derecognition of the existing carrying amount of the extinguished Series B and Series C redeemable convertible preferred stock of $172.8 million and $30.0 million, respectively.

• Accounting for the new issuance of the Series B, Series B-1, Series C and Series C-1 redeemable convertible preferred stock, and common stock warrants at fair values of $16.7 million, $149.6 million, $4.8 million, $23.1 million and $6.3 million, respectively.

• The offset for each investor was recorded to either additional paid-in capital (investors for which fair value exceeded carrying value, aggregating to $6.4 million) or accumulated deficit (investors for which carrying value exceeded fair value, aggregating to $8.7 million), as appropriate.

The aggregate difference between the fair value of the consideration transferred and the carrying value of the extinguished shares was reflected as an adjustment to the numerator in the computation of basic earnings per share for the year ended December 31, 2025. Specifically, the extinguishments resulted in a $2.3 million net reduction to the net loss available to common shareholders.

Modification

The quantitative analysis indicated the fair value before and after the transaction was not substantially different for some investors. Specifically, these represented investors that participated but only at a level which enabled them to exchange a portion of their Series B and Series C redeemable convertible preferred stock. For each of these investors, the transaction represented a modification.

The modifications resulted in the following impacts:

• The existing carrying amount of the modified preferred stock was adjusted by the increase in fair value of $11.7 million comprised of a net decrease to the carrying amount of Series B and Series C redeemable convertible preferred stock of $64.1 million and $6.5 million, respectively, and an increase to the carrying amount of Series B-1 and Series C-1 redeemable convertible preferred stock of $74.6 million and $7.7 million, respectively.

• The offset for each investor was recorded to additional paid-in capital (all represented increases in fair value).

The increase in fair value of the modified shares was reflected as an adjustment to the numerator in the computation of basic earnings per share for the year ended December 31, 2025. Specifically, the modifications resulted in a $11.7 million increase to the net loss available to common shareholders. See Note 3 for the net impact of the extinguishments and modifications on the net loss per share attributable to common shareholders.

The rights and preferences of the Company’s redeemable convertible preferred stock are as follows:

Dividends

When and if declared by the Board of Directors, the holders of the Series A, A-1, B, B-1, C, C-1 and D redeemable convertible preferred stock are entitled to receive non-cumulative dividends at the rate of 6% of the applicable original issuance price per annum, adjusted for any stock splits, stock dividends, combinations, subdivisions, recapitalizations, or the like. Such dividends are payable in preference to any dividends for common stock declared by the Board of Directors. The holders of the redeemable convertible preferred stock shall participate in any dividends payable to common stockholders on an as-converted basis. No dividends have been declared to date.

Liquidation Preference

Upon the (i) sale, lease, transfer, exclusive license, or other disposition of all or substantially all of the assets of the Company, (ii) issuance of capital stock, merger ,or consolidation of the Company in which the holders of the majority of the voting power of capital stock of the Company changes, (iii) liquidation, voluntary or involuntary dissolution, or winding up of the Company, the holders of the redeemable convertible preferred stock are entitled to a liquidation preference, prior and in preference to any distribution of any of the assets or funds of the Company to the holders of shares of common stock, of an amount per share equal to the applicable original issuance price ($1.00, $2.00, $17.69, $5.84, $21.50, $5.84 and $5.84 per share for the Series A, A-1, B, B-1, C, C-1 and D redeemable convertible preferred stock, respectively, in each case adjusted for any stock splits, stock dividends, combinations, subdivisions, recapitalizations, or the like) plus all declared and unpaid dividends. If available assets are insufficient to pay the full liquidation preference, the available assets will be distributed among the holders of the redeemable convertible preferred stock, on a pari passu and pro rata basis. After the payment of the liquidation preference, all remaining assets available for distribution will be distributed ratably among the holders of the common stock and the holders of the redeemable convertible preferred stock pro rata and on an as-converted to common stock basis.

Conversion

Each share of redeemable convertible preferred stock is, at the option of the holder, convertible into the number of fully paid and nonassessable shares of common stock as determined by dividing the original issue price applicable to such redeemable convertible preferred stock by the conversion price in effect at that time. The conversion price for each series of redeemable convertible preferred stock shall initially be the original issue price of such series of redeemable convertible preferred stock and shall be adjusted upon any future stock splits, stock dividends, combinations, subdivisions, recapitalizations, issuance or deemed issuance of shares of common stock, options or convertible securities with an issue price less than the original issue price of the respective series of preferred stock, or the like. The adjustment of the conversion price of any series of preferred stock that would otherwise result from the issuance or deemed issuance of shares of common stock, options or convertible securities only occurs if the new issue price is less than the Series D preferred stock original issue price.

Each share of redeemable convertible preferred stock will be automatically converted into shares of common stock based on the then effective conversion price (i) immediately upon the closing of a public offering covering the sale of the Company’s common stock in which the gross cash proceeds are at least $150 million, or (ii) upon the affirmative election of the holders of at least a majority of the outstanding shares of redeemable convertible preferred stock, which must include 30% of the Series B, B-1, C and C-1 preferred stock holders.

Voting

Each holder of redeemable convertible preferred stock shall be entitled to the number of votes equal to the number of shares of common stock into which such shares of redeemable convertible preferred stock could be converted, with respect to any question upon which common stockholders have the right to vote. Subject to certain conditions, the holders of Series A redeemable convertible preferred stock shall be entitled to elect four directors of the Company, and the holders of each series of redeemable convertible preferred stock are also entitled to protective voting provisions.

Common Stock

Common stock reserved for future issuance, on an as if-converted basis, consisted of the following:

	December 31,
	2025	2024
Conversion of redeemable convertible preferred stock	29,855,741	18,113,556
Common stock warrants	739,559	—
Stock options issued and outstanding	5,513,142	2,938,017
Stock options available for future issuance	1,449,522	1,134,173
Total	37,557,964	22,185,746

Common stockholders are entitled to dividends if and when declared by the Board and after any dividends on redeemable convertible preferred stock are fully paid. The holder of each share of common stock is entitled to one vote. As of December 31, 2025, no dividends have been declared.

Note 9. Equity Incentive Plan and Stock-Based Compensation Expense

Equity Incentive Plan

On September 19, 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the granting of restricted stock, incentive stock options (“ISOs”), or nonqualified stock options (“NQSOs”). Restricted stock and NQSOs may be granted to Company employees, officers, directors, and consultants. ISOs may only be granted to Company employees (including directors who are also considered employees).

Options under the 2019 Plan may be granted for terms of up to ten years from the date of grant, provided however, that with respect to an ISO granted to a person who owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the term shall be for no more than five years from the date of grant.

The exercise price of options granted under the 2019 Plan must be at a price no less than 100% of the fair market value of the shares on the date of grant, as determined by the Board of Directors, provided however, that with respect to an ISO granted to an employee who at the time of grant of such option owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price shall not be less than 110% of the fair market value of the shares on the date of grant.

Options granted under the 2019 Plan generally vest over four years, generally 25% after one year and monthly thereafter. Annual refresher options granted to employees generally vest monthly over four years.

On April 2, 2025, the Company granted the Company’s Chief Executive Officer, Chair & Director, Dr. Roger M. Perlmutter, an option to purchase 1,608,481 shares of the Company’s common stock with an exercise price of $9.85 per share. In addition, Dr. Roger M. Perlmutter’s exercise price of $20.89 relating to the options to purchase 869,981 shares of the Company’s common stock issued in February 2022 in connection with the Series B financing round was also amended to $9.85, the estimated common stock fair value at that date. Each of these options vest over four years in equal monthly installments and are subject to accelerated vesting if Dr. Roger M. Perlmutter’s employment is terminated. In order to retain and motivate employees and other key contributors of the Company, on

April 2 and May 5, 2025, the board of directors also approved the repricing of 83,803 and 1,766,017 outstanding options, respectively, which had exercise prices exceeding $9.85. The repricing reduced the options’ exercise price to $9.85, the estimated common stock fair value on those dates. The stock option repricing was treated as an option modification for accounting purposes and resulted in a total incremental expense of $2.4 million, of which $1.5 million incremental expense associated with vested options was recognized on the modification dates. The remaining $0.9 million incremental expense associated with the unvested options as of the modification date will be recognized over the remainder of the original requisite service periods through July 2028.

Stock-Based Compensation Expense

Stock-based compensation expense includes options granted to employees and nonemployees and has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$6,367	$4,785
General and administrative	11,669	7,644
Total stock-based compensation expense	$18,036	$12,429

Stock Options

The following table summarizes stock option activity:

		Outstanding Options
	Number of Options Outstanding	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2024	2,938,017	$21.74	7.66	$22,255
Granted	5,932,746	9.90
Exercised	(200,267)	9.53
Forfeited or expired	(3,157,354)	21.30
Outstanding, vested and expected to vest at December 31, 2025	5,513,142	9.70	8.55	$74,013
Exercisable at December 31, 2025	2,700,596	$9.44	8.05	$36,976

The aggregate intrinsic values of options outstanding and exercisable were calculated as the difference between the estimated fair value of the Company’s common stock as determined by the Board and the exercise price of the options. The intrinsic value of stock options exercised during the years ended December 31, 2025 and 2024 was $335,000 and $775,000, respectively.

As of December 31, 2025, there was unrecognized stock-based compensation expense of $26.0 million, related to unvested share options which the Company expects to recognize over a weighted-average period of 2.6 years.

The total fair value of shares of common stock vested during the years ended December 31, 2025 and 2024 was $8.5 million and $17.2 million, respectively.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2025 and 2024, was $4.71 and $20.45, respectively. Exercise prices of stock options outstanding as of December 31, 2025 range from $0.60 to $27.67.

The fair value of employee stock options was estimated using the following weighted average assumptions:

Year Ended December 31,
	2025	2024
Expected term (in years)	4.10 – 6.08	5.52 – 6.08
Risk-free interest rate	3.69 – 4.09%	4.05 – 4.64%
Expected dividend yield	—	—
Expected stock price volatility	70.40 – 80.89%	78.77 – 88.09%

Liability for Early Exercise of Stock Options and Restricted Common Stock

The 2019 Plan permits the early exercise of certain stock options prior to vesting. Any shares issued pursuant to unvested options are restricted and subject to repurchase by the Company until the conditions for vesting are met. The right to repurchase these shares generally lapses with respect to 25% of the shares underlying the option after one year of service to the Company, and the remainder ratably over 36 months thereafter. The amounts paid for shares purchased under an early exercise of stock options and subject to repurchase by the Company are reported as current and non-current liabilities on the balance sheets and are reclassified to common stock and additional paid-in capital as such shares vest. Upon termination of employment of an option-holder, the Company has the right to repurchase any unvested options at the original purchase price.

Pursuant to his employment agreement, the Company’s Chief Executive Officer purchased shares of restricted common stock during the year ended December 31, 2021 which vest over four years. Unvested shares are only restricted and subject to repurchase by the Company until the service condition for vesting are met.

During the year ended December 31, 2025, $4,000 of stock options were early exercised, $300,000 of early exercised options and restricted common stock vested and there were $7,000 of repurchases of shares issued for early exercised options upon the termination of the employee stockholder. As of December 31, 2025, there were 1,686 unvested common shares outstanding that were issued upon the early exercise of stock options and restricted common stock which are subject to repurchase by the Company. As of December 31, 2025, the Company had $35,000 of early exercised options and restricted common stock liability included in accrued expenses and other current liabilities on the balance sheet.

During the year ended December 31, 2024, $11,000 of stock options were early exercised, $595,000 of early exercised options and restricted common stock vested and there were no repurchases of shares issued for early exercised options upon the termination of the employee stockholder. As of December 31, 2024, there were 146,146 unvested common shares outstanding that were issued upon the early exercise of stock options and restricted common stock which are subject to repurchase by the Company. As of December 31, 2024, the Company had $302,000 of early exercised options and restricted common stock liability included in accrued expenses and other current liabilities, and $37,000 included other long-term liabilities, on the balance sheet.

Note 10. Income Taxes

The loss before provision of income taxes for the years ended December 31, 2025 and 2024 was $324.2 million and $243.8 million, respectively, and generated solely in the United States. No income tax provision or benefit was recorded, and no income taxes were paid in the years ended December 31, 2025 and 2024.

A reconciliation of the statutory U.S. federal rate and effective rate for the year ended December 31, 2025, which reflects the adoption of ASU 2023-09, is as follows (in thousands, except percentages):

	Year Ended December 31, 2025
	Amount	Percentage
U.S. federal statutory tax rate	$(68,092)	21.0%
State and local income taxes, net of federal income tax effect (1)	(528)	0.2
Tax credits
Research and development tax credits	(6,038)	1.9
Change in valuation allowance	66,337	(20.5)
Nontaxable or nondeductible items
Limitation on executive compensation (2)	4,929	(1.5)
Other	1,518	(0.5)
Changes in unrecognized tax benefits	1,873	(0.6)
Other	1	—
Tax benefit (expense)/ Effective tax rate	$—	0.0%

(1)
State taxes in California made up the majority of the tax effect in this category.
(2)
The nondeductible limitation on executive compensation includes impairment of certain related deferred tax assets which have a permanent effect on the effective tax rate.

A reconciliation of the statutory U.S. federal rate and effective rate for the year ended December 31, 2024 is as follows:

Year Ended
December 31, 2024
Percentage
Federal income tax	(21.0)%
State income taxes, less federal benefit	(0.9)
Permanent differences	0.6
Change in valuation allowance	23.8
Credits	(2.5)
Effective tax rate	0.0%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. Significant components of the Company’s deferred income taxes consist of the following (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$106,632	$38,613
Capitalized research and development costs	59,128	58,693
Tax credit carryforwards	26,321	19,451
Reserves and accruals	6,609	4,412
Stock compensation	1,297	3,439
Operating lease liability	71,946	44,260
Upfront research and development payment	1,399	—
Fixed assets	902	—
Other	37	21
Subtotal	274,271	168,889
Deferred tax liabilities:
Fixed assets	—	(765)
Operating lease right-of-use assets	(25,455)	(24,875)
Subtotal	(25,455)	(25,640)
Valuation allowance	(248,816)	(143,249)
Net deferred tax assets	$—	$—

ASC 740 requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is more likely than not. The realization of future tax benefits depends on the Company’s ability to generate sufficient taxable income within the carryforward period. The Company believes that, based on a number of factors such as the history of operating losses, it is more likely than not that the deferred tax assets will not be fully realized, such that a full valuation allowance has been recorded. The valuation allowance increased by $105.6 million and by $58.4 million for the years ended December 31, 2025 and 2024, respectively, primarily due to the net operating losses carryforwards and capitalized research and development costs, and for 2025, changes in the effective state tax rate resulting from changes in apportionment.

As of December 31, 2025, the Company had federal net operating loss carryforwards of $423.6 million which can be carried forward indefinitely, and state net operating loss carryforwards of $253.3 million which begin expiring in 2039. At December 31, 2024, the Company had federal and state net operating loss carryforwards of $183.9 million and $36.2 million, respectively.

As of December 31, 2025, the Company had federal tax credit carryforwards of $23.3 million which begin expiring in 2040, and state tax credit carryforwards of $12.0 million which can be carried forward indefinitely. At December 31, 2024, the Company had federal and state tax credit carryforwards of $17.2 million and $8.6 million, respectively.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. Net operating losses are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. The net operating loss and tax credit carryforwards may also become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period exceeding 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not yet completed a study to determine if any such changes have occurred that could limit its ability to use the net operating loss and tax credit carryforwards. There is a risk of an ownership change beyond the control of the Company that could trigger a limitation on its tax attributes.

ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation, and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on a tax return. It is the Company’s policy to include penalties and interest expense related to income taxes as components of other expense and interest expense, respectively, as necessary. During the year ended December 31, 2025, the Company did not recognize any tax-related penalties or interest. As of December 31, 2025 and 2024, the gross unrecognized tax benefit relating to tax credit carryforwards was $6.9 million and $4.8 million, respectively, none of which, if recognized, would reduce the effective tax rate in a future period, due to the Company’s full valuation allowance on U.S. net deferred tax assets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Balance at beginning of year	$4,839	$2,445
Change related to prior year positions	—	15
Change related to current year positions	2,013	2,379
Balance at end of year	$6,852	$4,839

All tax returns will remain open for examination by the federal and state taxing authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards or research and development credits.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”), which includes numerous changes to existing tax law, including extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire. The OBBBA permanently eliminates the requirement to capitalize and amortize U.S.-based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred. The OBBBA also permanently extends the full expensing of qualifying assets through accelerated bonus depreciation in the period acquired. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027.

The Company has concluded that there is no material change to its tax expense or cash tax as a result of the OBBBA, mainly as a result of the taxable loss position and full valuation allowance the Company has on its deferred tax assets.

Note 11. Acquisitions of IPR&D

Seven and Eight Collaboration Agreement and SW License and Development Agreement

On March 29, 2023, the Company entered into an Exclusive Collaboration Agreement (the “Seven and Eight Collaboration Agreement”), with Seven and Eight Biotherapeutics Corp. and related entities (collectively “Seven and Eight”), and an Exclusive License and Development Agreement (the “SW License Agreement”) with Seven and Eight and Superb Wisdom Limited (“SW”). Under each agreement, Seven and Eight and SW granted the Company a worldwide, exclusive license under certain of their patents, know-how, and other intellectual property rights to develop and commercialize certain toll-like receptor 7 and 8 agonist product candidates, including the Company’s product candidate, EIK1001. The license from SW is exclusive in the field of oncology, and the license from Seven and Eight is exclusive in all fields. The Company has the sole right and responsibility to conduct clinical development, perform regulatory activities and commercialize the compounds and products licensed under the agreements, and must use commercially reasonable efforts with respect to its development activities. Under the Seven and Eight Collaboration Agreement, following a transition period during which Seven and Eight transferred certain contracts, regulatory documentation, biological materials, research tools, rights and other information related to the product candidates to the Company, Seven and Eight agreed to wind down its research efforts with respect to toll-like receptor activity, including its development of the compounds licensed under the agreement.

The Company paid Seven and Eight and SW aggregate upfront payments of $11.0 million in cash ($10.5 million to Seven and Eight and $0.5 million to SW), and issued two Simple Agreements for Future Equity (“SAFEs”), equal to $35.0 million ($31.5 million to Seven and Eight and $3.5 million to SW) upon entering into the applicable agreement. The SAFEs automatically converted into Series C redeemable convertible preferred stock upon the initial closing of the Series C financing round in May 2023. The Company has also agreed to pay Seven and Eight additional milestone payments in the amount of up to approximately $369.6 million, of which $219.6 million are payable for a compound that is not a conjugate and $150.0 million for a compound that is a conjugate, in each case upon the achievement of certain development and regulatory milestones. EIK1001 is a compound that is not a conjugate. The Company has also agreed to pay SW additional milestone payments in the amount of up to $29.4 million and $350.0 million upon the achievement of certain regulatory and commercial milestones, respectively.

Under the Seven and Eight Collaboration Agreement, the Company owns and retains all rights in intellectual property and other information discovered, developed, or otherwise made in connection with the Seven and Eight Collaboration Agreement, whether made by the Company or Seven and Eight, either solely or jointly. Under the SW License Agreement, the Company owns any improvements, enhancements, updates, or equivalents of the intellectual property developed, created, or otherwise made in relation to the compounds and products licensed under both agreements. The Company also has the right to prepare, file, prosecute, enforce, and maintain patents related to the compounds and products licensed under each agreement.

Unless earlier terminated, the Seven and Eight Collaboration Agreement expires upon the latest of (i) the expiration, invalidation, or abandonment of the last patent licensed thereunder, (ii) the expiration of any data or market exclusivity program related to the product candidates, and (iii) ten years after the first commercial sale of a product candidate. If the Company notifies Seven and Eight that it is permanently discontinuing its efforts to develop and commercialize the licensed products under the agreement and does not intend to pay Seven and Eight any milestone payments contemplated thereunder, Seven and Eight may terminate the Seven and Eight Collaboration Agreement. Either party may terminate the Seven and Eight Collaboration Agreement if there has been a material breach of contract, but such termination can only be invoked if the breach cannot be reasonably remedied by the payment of money damages. The Company may also terminate the Seven and Eight Collaboration Agreement upon prior written notice for any reason.

Unless earlier terminated, the SW License Agreement expires upon the earliest of (i) the expiration, invalidation, or abandonment of the last patent licensed thereunder in the applicable country (and if no patent application was filed or no patent was issued in such country, ten years from the first commercial sale of the first product licensed thereunder in such country), or (ii) payment of the last commercial milestone payment. The SW License Agreement automatically terminates upon any termination of the Seven and Eight Collaboration Agreement. The SW License Agreement may also be terminated, without terminating the Seven and Eight Collaboration Agreement, by either party if there has been a material breach (including if the Company fails to make any milestone payment due thereunder). The Company may also terminate the SW License Agreement, without terminating the Seven and Eight Collaboration Agreement, upon prior written notice for any reason.

The Company recognized the upfront payments of $46.0 million as in-process research and development expenses within the statement of operations and comprehensive loss in the year ended December 31, 2023 as the transaction was accounted for as an in-process research and development asset acquisition and the acquired technology did not have an alternative use. No future milestones were accrued on the Company’s balance sheets at December 31, 2025 and 2024 as such milestones were not achieved or probable of being achieved at each date.

Impact Collaboration Agreement

On May 10, 2023, the Company entered into a Collaboration Agreement, which was amended and restated on November 22, 2023, and further amended on December 12, 2024 (collectively, the “Impact Agreement”) with Impact Therapeutics (Shanghai) Inc. (“Impact”). Pursuant to the Impact Agreement, the Company received an exclusive license under certain of Impact’s patents, know-how, and regulatory information to develop and commercialize any selective PARP1 inhibitors owned or controlled by Impact or its affiliates, including the Company’s product candidates EIK1003 and EIK1004, and any pharmaceutical products comprised of or containing such inhibitors, on a worldwide basis excluding China, Hong Kong, Taiwan, and Macau, such excluded territories collectively known as the Impact territory. The Company also received a co-exclusive, royalty-free license under certain of Impact’s patents and know-how to develop and manufacture such product candidates within the Impact territory solely for the purposes of supporting the development or commercialization thereof outside of the Impact territory. Additionally, the Company granted to Impact a co-exclusive, royalty-free license under certain of its patents, know-how, and regulatory information for the sole purposes of Impact fulfilling its obligations related to the Impact Agreement and to develop, manufacture and make regulatory filings related to the product candidates. In addition, the Company granted an exclusive, royalty-free license under certain of its patents and know-how to Impact solely for purposes of commercialization of the product candidates in the Impact territory. The Impact Agreement further prohibits either party or their sublicensees or affiliates, as applicable, from developing, manufacturing, or commercializing any selective PARP1 inhibitors during the term of the Impact Agreement except as provided under the foregoing licenses.

The Impact Agreement established a joint steering committee (“JSC”) to manage the collaboration. Under the Impact Agreement, Impact retains responsibility for all preclinical development activities for the product candidates. Impact is responsible for clinical development, including preparing and maintaining regulatory approvals, and commercialization of the product candidates, in the Impact territory, and the Company is responsible for these activities in all other jurisdictions worldwide. The Company also has the right to propose global clinical studies and global development plans that include clinical sites in the Impact territory for the JSC’s approval. The Company would be responsible for the conduct of any global clinical study in all territories except the Impact territory, in which Impact would be responsible for such conduct. Under a global development plan, the Company and Impact could each also propose the development of a combination product in their respective territories. Further, under the Impact Agreement, the Company must use commercially reasonable efforts to achieve regulatory approval of a product candidate for one indication in the United States, subject to Impact’s performance of its preclinical development activities.

The JSC consists of three Eikon representatives and three Impact representatives; the chair of the JSC is an Eikon representative. In the event that the JSC cannot reach unanimous agreement on any issue, then the Company’s Chief Medical Officer must discuss the issue with Impact’s Chief Executive Officer. If they are unable to reach agreement, then the Company has final decision-making authority over any matter related to the development and commercialization of the product candidates, including Impact’s preclinical development plan, and any Impact, global, or combination development plan. Impact has final decision-making authority over the day-to-day implementation of any development plan, manufacturing, and commercialization of the product candidates in the Impact territory.

The Company paid an upfront fee of $31.5 million in cash to Impact. The Company is also required to make payments to Impact of up to $181.0 million and $775.0 million upon the achievement of certain development and regulatory milestones and commercial milestones, respectively. In addition, tiered royalties of high single-digit to low-teen percentages of net sales per calendar year, subject to certain reductions, are also payable by the Company to Impact post-commercialization.

The Company and Impact each own and retain all interests in any information or invention individually developed under the Impact Agreement, and they each own an equal and undivided interest in any jointly developed intellectual property. Subject to the licenses granted under the Impact Agreement and the respective exclusivity obligations therein, the Company and Impact each have the right to exploit such joint intellectual property rights and grant licenses to affiliates or other persons under such joint intellectual property rights.

Impact has the right to prosecute and maintain its own and joint patents in the Impact Territory; the Company has the right to prosecute and maintain its own patents worldwide, and to prosecute and maintain Impact’s and any joint patents in any jurisdictions except for the Impact Territory. The Company and Impact each have the sole right to enforce patents in their own respective territories and have agreed to cooperate fully where the enforcing party requires documentation or other assistance from the other party.

The Impact Agreement expires upon the expiration of the last royalty term for the last product candidate for which the Company is actively pursuing research, development and commercialization. The royalty term for a product candidate in a country expires upon the latest to occur of: (i) the expiration of the last-to-expire patent held by Impact or joint patent in such country that contains a valid claim that covers such product candidate or corresponding licensed compound, (ii) the tenth anniversary of the first commercial sale of such product candidate in such country, and (iii) the expiration of regulatory exclusivity for such product candidate in such country. Upon such expiration of the royalty term for a product candidate in a country, the exclusive licenses the Company received under the Impact Agreement will become non-exclusive, perpetual, fully-paid, royalty-free, irrevocable licenses for such product candidate in such country. Either party may terminate the Impact Agreement if there has been material breach, but such termination can only be invoked if the breach cannot be reasonably remedied by the payment of money damages. In addition, either party may terminate the agreement if the other party becomes insolvent. The Company has the sole right to terminate the Impact Agreement immediately upon written notice to Impact if the Company receives a clinical hold or a withdrawal notice from a regulatory authority regarding safety concerns related to the development or commercialization of a product candidate, in each case that has no reasonable likelihood of resolution. The Company also has the sole right to terminate for any or no reason upon prior written notice to Impact.

The Company recognized the upfront payment of $31.5 million as in-process research and development expenses within the statement of operations and comprehensive loss in the year ended December 31, 2023 as the transaction was accounted for as an in-process research and development asset acquisition and the acquired technology did not have an alternative use.

The Company paid $2.5 million and $4.5 million in development and regulatory milestones, which were recorded as research and development expenses in the statement of operations and comprehensive loss for the years ended December 31, 2025 and 2024, respectively. No future milestones were accrued on the Company’s balance sheets at December 31, 2025 and 2024 as such milestones were not achieved or probable of being achieved at each date. See Note 16. Subsequent Events.

Note 12. Research and Development Arrangements

The Column Group and Catalyst4 Agreement

On June 7, 2024, the Company entered into a collaboration agreement with The Column Group-Neuro, LP (“TCG”), an investor in the Company, and Catalyst4, Inc. (“Catalyst4”), a limited partner in TCG’s neuroscience fund.

Under the terms of the agreement, Catalyst4 will pay the Company an aggregate payment of $25.0 million over the next five years to perform upfront research and development on drug discovery or drug development programs for Parkinson’s Disease. In addition, the Company is required to pay up to $50.0 million to Catalyst4 upon the achievement of a certain regulatory milestone. In the event Eikon sells or licenses programs to a third party to develop, the Company is required to pay Catalyst4 a mid-double digit percentage of all payments received, up to $50.0 million in the aggregate across all such programs.

The Company has received $10.0 million from Catalyst4 for future services, which was recorded in other non-current liabilities on its balance sheet as of December 31, 2025.

Clinical Trial Collaboration and Supply Agreements with MSD

The Company entered into a clinical trial collaboration and supply agreement (the “MSD Agreement”) with MSD International Business GmbH (“MSD”), for three separate studies: (i) the Phase 2/3 registrational study of EIK1001 in patients with advanced melanoma (dated August 1, 2024); (ii) the Phase 1/2 clinical trial of EIK1005 in patients with advanced solid tumors (dated December 3, 2025); and (iii) the Phase 2/3 registrational study of EIK1001 in patients with non-small cell lung cancer (dated December 5, 2025). Pursuant to the MSD Agreements, the Company and MSD agreed to collaborate on these clinical trials evaluating the safety and efficacy of its compounds in combination with MSD’s compound, pembrolizumab. Under the MSD Agreements, the Company acts as the sponsor of the clinical trials at its own costs and MSD has agreed to supply to the Company, at its own cost, pembrolizumab for use in such trials. Pursuant to the MSD Agreements, the Company and MSD must each use commercially reasonable efforts to supply the Company’s applicable compounds for use in the portions of the clinical trials in which patients are intended to receive pembrolizumab either alone or in combination with one or more treatments, in accordance with the applicable study protocol. The Company recognizes costs incurred for the EIK clinical trial as research and development expenses within the statement of operations and comprehensive loss.

The Company and MSD will jointly own all clinical data and results generated from the portion of the clinical trials involving the combination of the Company’s compound and pembrolizumab. The Company owns all clinical data and results generated from all portions of these clinical trials that involve its compound alone or in combination with other treatments that are not pembrolizumab, and MSD owns all clinical data and results generated from the portions of the clinical trial involving pembrolizumab alone or in combination with other treatments that are not the Company’s compound (the “MSD clinical data”). The Company may use MSD clinical data solely to evaluate the safety or performance of the combination or to register its compound in the combination.

The MSD Agreements will each expire upon the delivery of a results memorandum and final report of the portions of the respective trial where patients receive pembrolizumab to MSD, unless earlier terminated, or, in the case of the Phase 2/3 trials, if the Phase 3 portion of the clinical trial is not initiated. MSD may terminate the supply agreement for a particular clinical trial if the Company does not initiate the trial for the combination within one year from the effective date of the respective MSD Agreement. Further, MSD may terminate an MSD agreement and the supply of pembrolizumab immediately if (i) MSD notifies the Company that it believes that pembrolizumab is being used unsafely in the trial and (ii) either MSD believes such matter is not reasonably capable of being remedied, or if the Company fails to remedy promptly such issue to MSD’s reasonable satisfaction. Either the Company or MSD may terminate an MSD agreement for a breach of the agreement, for patient safety, or due to regulatory authority objections or actions. Further, either party may also terminate an MSD agreement if such party determines, in its sole discretion, to withdraw any applicable regulatory approval for its respective compound, or to discontinue development of its respective compound for medical, scientific, or legal reasons.

Note 13. Employee 401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. Employer contributions to the plan were $3.1 million and $2.7 million for the years ended December 31, 2025 and 2024, respectively.

Note 14. Segment

The Company operates as a single operating segment that is managed on an entity-wide basis. The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s chief operating decision maker uses net loss to evaluate the performance of its segment, analyze financial trends, compare the budget to the actual operating results, and make resource allocation decisions. Segment net loss represents the Company’s total net loss. All corporate costs, including allocated facilities and information technology costs, depreciation and amortization, are included within this segment.

The significant expense categories within net loss are presented on the statements of operations. The research and development expenses have been disaggregated as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and engineering expenses	$130,433	$130,114
Clinical expenses	117,385	69,672
In-process research and development expenses	2,500	4,750
Total research and development expenses	250,318	204,536
General and administrative expenses	88,627	55,807
Other segment items#	(14,697)	(16,529)
Net loss	$324,248	$243,814

# Other segment items is comprised of interest income, interest expense and other income (expense), net.

The Company’s long-lived assets as of December 31, 2025 and 2024 were located in the United States.

Note 15. Workforce Reduction

In May 2025, the Company announced a reduction in its workforce as part of a corporate reorganization to sharpen its operational focus and efficiency whilst also improving its cash runway. As a result, the Company recorded restructuring charges of $3.0 million in research and development expenses and $294,000 in general and administrative expenses for the year ended December 31, 2025. The charges comprise employee severance and related charges, which were accounted for as one-time involuntary employer termination benefits, and were fully paid as of December 31, 2025. There were no restructuring charges in the year ended December 31, 2024.

Note 16. Subsequent Events

In the first quarter of 2026, the Company achieved a development and regulatory milestone related to the Impact Agreement and recognized $5.0 million of expense in its statement of operations and comprehensive loss for the period.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective because of the material weakness described below.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Material Weakness in Internal Control over Financial Reporting

We identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We did not design and maintain effective controls related to the evaluation of the accounting considerations for complex terms in lease arrangements. The material weakness resulted in the restatement of our condensed balance sheet and condensed statement of cash flows as of and for the nine months ended September 30, 2025. Additionally, this material weakness could result in misstatements to lease-related accounts or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

We are taking steps to remediate the material weakness and to strengthen our internal control over financial reporting. The material weakness will not be considered remediated until management completes the design and implementation of the controls and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Set forth below is certain biographical and other information regarding our executive officers and directors as of the date of this Annual Report.

Name	Age	Position(s)
Executive Officers
Roger M. Perlmutter, M.D., Ph.D.	73	Chief Executive Officer, Chair and Director
Roy Baynes, M.D., Ph.D.	71	Chief Medical Officer
Alfred Bowie, Ph.D.	44	Chief Financial Officer
Michael Klobuchar	50	Chief Operating Officer
Benjamin Thorner	55	Chief Business Officer and General Counsel
Non-Employee Directors
Leon Chen, Ph.D.	51	Director
Kenneth C. Frazier	71	Director
Robert Huffines	60	Director
David Meline	68	Director
Joshua Wolfe	48	Director

The following are brief biographies describing the backgrounds of our executive officers and directors.

Executive Officers

Roger M. Perlmutter, M.D., Ph.D.

Dr. Perlmutter has served as our Chief Executive Officer and Chair and a member of our board of directors since 2021. Dr. Perlmutter is a highly accomplished industry and academic leader with more than 35 years of experience. Prior to joining us, Dr. Perlmutter was Executive Vice President of Merck and President of Merck Research Laboratories, or MRL, from 2013 to 2020, where he supervised the discovery and development of numerous lifesaving medicines including pembrolizumab, Merck’s foundational immuno-oncology therapeutic. Before his time at Merck, Dr. Perlmutter spent twelve years as Executive Vice President and Head of Research and Development at Amgen, where he supervised the development of important biopharmaceuticals for the treatment of osteoporosis and cancer-related bone disease and for the reduction of hypercholesterolemia-related cardiovascular risk. Prior to Amgen, Dr. Perlmutter served as Executive Vice President of Basic and Preclinical Research at MRL from 1997 to 2001. Prior to assuming leadership roles in the industry, Dr. Perlmutter was a professor in the Departments of Immunology, Biochemistry, and Medicine at the University of Washington, Seattle and also served as Chairman of its Department of Immunology, where he was at the same time an investigator of the Howard Hughes Medical Institute. His research focused on understanding the signaling pathways that control lymphocyte activation. Prior to his role at the University of Washington, he was a lecturer in the Division of Biology at the California Institute of Technology, Pasadena. Dr. Perlmutter is an elected member of the American Academy of Arts and Sciences, a fellow of the American Association for the Advancement of Science, and both a distinguished fellow and past president of the American Association of Immunologists. Dr. Perlmutter currently serves on the board of directors at Insitro, Inc. and NGM Biopharmaceuticals, Inc. Dr. Perlmutter holds an M.D. and a Ph.D. from Washington University in St. Louis and a bachelor’s degree from Reed College.

We believe Dr. Perlmutter is qualified to serve on our board of directors because of his extensive industry, academic and leadership experience.

Roy Baynes, M.D., Ph.D.

Dr. Baynes has served as our Executive Vice President and Chief Medical Officer since July 2022 and was a compensated consultant for us from April 2022 to July 2022. Before joining us, Dr. Baynes served as Chief Medical Officer, Senior Vice President and Head of Global Clinical Development at Merck from 2013 to 2022, where he helped Merck become a leading oncology and global healthcare company. Dr. Baynes also previously served as Senior Vice President of Oncology, Inflammation, and Respiratory Therapeutics at Gilead Sciences, Inc. from 2012 to 2013, which was preceded by his service at Amgen, as Vice President of Global Clinical Development and Therapeutic Area Head for hematology/oncology. Before joining Amgen in 2002, Dr. Baynes was the Charles Martin Professor of Cancer Research at the Barbara Ann Karmanos Cancer Institute, a National Cancer Institute-designated Comprehensive Cancer Center, at Wayne State University. Dr. Baynes currently serves on the board of directors at Natera, Inc. (Nasdaq: NTRA), Travere Therapeutics, Inc. (Nasdaq: TVTX), CatalYm GmbH, Aardvark Therapeutics, Inc. (Nasdaq: AARD), Nurix Therapeutics, Inc. (Nasdaq: NRIX), and Adcendo ApS, and is a compensated advisor to Decheng Capital, CatalYm GmbH, and Adcendo ApS. Dr. Baynes has received numerous awards for his activities as a physician and scientist. Dr. Baynes holds a medical degree and a doctor of philosophy from the University of the Witwatersrand in South Africa and completed his medical training in the Department of Hematology and Oncology at Johannesburg Hospital.

Alfred Bowie, Ph.D.

Dr. Bowie has served as our Chief Financial Officer since 2021, where he leads the finance, corporate planning, investor relations, and procurement functions. Prior to joining us, Dr. Bowie oversaw strategic and operational functions at the genomic diagnostics company, Veracyte, Inc., or Veracyte, including corporate and business development, strategic planning and sales operations from 2019 to 2021. At Veracyte, he led collaborations with companies such as Bayer AG, AstraZeneca plc, and Johnson & Johnson, Inc., and orchestrated multiple acquisitions. Before joining Veracyte, Dr. Bowie was Senior Director of Corporate Development and Strategy at Foundation Medicine, Inc., a wholly owned subsidiary of The Roche Group from 2016 to 2019, where he led strategic planning, corporate development, and competitive intelligence. He also served in corporate and business development positions at Tecan Group and Danaher Corporation. Dr. Bowie holds a doctorate in synthetic organic chemistry from the University of California, Berkeley and a bachelor’s degree in chemistry from Davidson College in North Carolina.

Michael Klobuchar

Mr. Klobuchar has served as our Chief Operating Officer since 2024. In this role, he oversees our research and engineering functions, as well as corporate infrastructure, including global supply chain management and product manufacturing, information technology, facilities, and business operations across the enterprise. A chemical engineer by training, Mr. Klobuchar’s career spans more than 25 years with Merck where he rapidly rose through the organization to hold senior leadership roles across research and development, manufacturing, finance and corporate strategy. Most recently, Mr. Klobuchar served as Merck’s Chief Strategy Officer from 2021 to 2024, reporting to the Chief Executive Officer and as a member of Merck’s Executive Committee, and was responsible for the advancement and execution of global business development, led digital and data transformation, and oversaw the information technology infrastructure and cybersecurity strategies for the global enterprise. Prior to this role, he was Senior Vice President, Chief Financial Officer and Head of Portfolio and Alliance Management for MRL and led the Global Portfolio and Alliance Management group within that organization. Mr. Klobuchar currently serves on the board of directors at Revvity, Inc. (NYSE: RVTY), an 11,000-employee provider of diagnostics and life sciences tools, instruments, and software. Mr. Klobuchar holds a M.B.A. from Villanova University and M.S. and B.S. degrees in chemical engineering from Rutgers University and Purdue University, respectively.

Benjamin Thorner

Mr. Thorner has served as our General Counsel and Chief Business Officer since 2021, overseeing all legal matters and deal-making for Eikon. Prior to joining Eikon, Mr. Thorner served as Senior Vice President and Head of Business Development and Licensing for MRL from 2014 to 2021. In that role, Mr. Thorner supervised all deal-making activities that contributed to the pipeline, which included discovery, technologies, preclinical and clinical stage deals, as well as the MRL Ventures Fund. Before Merck, Mr. Thorner served as Head of Transactions,

Strategic Alliances at the Novartis Institutes for BioMedical Research from 2009 to 2014, leading a team of deal negotiators responsible for pre-proof-of-concept deals for Novartis AG’s, or Novartis’, therapeutics pipeline. Prior to Novartis, Mr. Thorner held positions of increasing responsibility with Amgen in their legal and licensing organizations from 2003 to 2009. Mr. Thorner currently serves on the board of directors at Acesion Pharma ApS. Before joining the industry, Mr. Thorner worked in private practice providing counsel on strategic intellectual property issues, licensing agreements, strategic alliances, and other corporate transactions. In addition, he served as clerk to the Honorable Randall R. Rader, U.S. Court of Appeals for the Federal Circuit. Mr. Thorner holds a J.D. and master’s degree in biology from the University of Virginia and a bachelor’s degree from George Mason University.

Non-Employee Directors

Leon Chen, Ph.D.

Dr. Chen has served as a member of our board of directors since 2019. He served as a member of the board of directors of LogicBio Therapeutics, Inc. (Nasdaq: LOGC) from January 2016 to November 2022. Dr. Chen is a partner at The Column Group, a healthcare investment firm, where he has been employed since October 2019. Prior to joining The Column Group, Dr. Chen was a venture partner at OrbiMed Advisors LLC, a healthcare investment firm, from June 2013 to September 2019. Dr. Chen currently serves on the boards of directors of several privately held life sciences companies. Within the past five years, Dr. Chen also served on the board of directors of Nurix Therapeutics, Inc. (Nasdaq: NRIX). Dr. Chen holds a Ph.D. in Molecular Pharmacology from the Stanford School of Medicine, an M.B.A. from the Stanford Graduate School of Business, and a B.A. in Biochemistry from U.C. Berkeley.

We believe that Dr. Chen is qualified to serve on our board of directors because of his venture capital and operating experience in biopharmaceutical companies, including his venture capital experience in the life sciences industry.

Kenneth C. Frazier

Mr. Frazier has served as a member of our board of directors since 2022. Mr. Frazier is Chairman of General Catalyst’s Health Assurance initiatives. Mr. Frazier focuses on investments and partnerships and providing mentorship to founders building companies that are well positioned to transform the healthcare industry through collaborative innovation. Mr. Frazier is the former executive chairman of the board of directors of Merck, following his retirement from a decade-long tenure as the Merck’s President and Chief Executive Officer from 2011 to 2021. Mr. Frazier joined Merck in 1992 and held positions of increasing responsibility, including general counsel and president. Prior to joining Merck, Mr. Frazier was a partner with the Philadelphia law firm of Faegre Drinker Biddle & Reath LLP. Mr. Frazier’s contributions, especially in the legal, business and humanitarian fields, have been widely recognized. He is co-founder and co-chair of OneTen, a coalition of leading organizations committed to upskilling, hiring, and promoting one million Black Americans into family-sustaining jobs. In addition to Eikon, Mr. Frazier is on the boards of General Catalyst portfolio company Paradigm Health, as well as numerous nonprofit organizations, including the National Constitution Center, Cornerstone Christian Academy in Philadelphia, Pennsylvania, Weill Cornell Medicine, and the Smithsonian Institution’s Advisory Council for the National Museum of African American History & Culture. Mr. Frazier is also a member of the American Academy of Arts and Sciences, the American Philosophical Society, The Business Council, the Council of the American Law Institute, the American Bar Association, and a Fellow of the College of Physicians of Philadelphia. Additionally, Mr. Frazier is co-chair of the Legal Services Corporation’s Leaders Council. As a strong advocate for social justice and economic inclusion, Mr. Frazier is the recipient of numerous awards and honors, including the Anti-Defamation League Courage Against Hate Award, the Botwinick Prize in Business Ethics from Columbia Business School, the Legend in Leadership Award from the Yale School of Management, the NAACP Legal Defense and Educational Fund National Equal Justice Award, and the National Minority Quality Forum’s Lifetime Achievement Award. In 2018, Mr. Frazier was named one of the World’s Greatest Leaders by Fortune magazine and also was named one of TIME’s 100 Most Influential People. In 2019, he became the first recipient of the Forbes Lifetime Achievement Award for Healthcare. In 2021, his peers named him Chief Executive magazine’s CEO of the Year. Mr. Frazier holds a bachelor’s degree from Pennsylvania State University and a J.D. from Harvard Law School.

We believe Mr. Frazier is qualified to serve on our board of directors because of his extensive experience in the life sciences industry, business acumen and leadership experience in numerous organizations, including his experience as Chairman and CEO of Merck.

Robert Huffines

Mr. Huffines has served as a member of our board of directors since 2023. Mr. Huffines joined J.P. Morgan Chase & Co., or J.P. Morgan, a leading global financial services firm, in 1992 and retired in 2024 as the Global Chairman of Investment Banking, a position he has held since February 2017. Throughout his career at J.P. Morgan, Mr. Huffines has held various leadership positions, including serving as of the Global Healthcare Investment Banking Group from 2002 to 2010 and Vice Chairman from 2011 to January 2017. Mr. Huffines also served as a member of the board of directors of Solid Biosciences Inc. (Nasdaq: SLDB) from December 2013 to June 2023 and as a member of the board of directors of Walgreens Boots Alliance, Inc. (Nasdaq: WBA) from January 2024 to August 2025. Mr. Huffines currently serves as a member of the board of directors at Insulet Corporation (Nasdaq: PODD), Becton, Dickinson and Company (NYSE: BDX), Nextech Invest, and the Hastings Center for Biomedical Ethics. Mr. Huffines received a M.B.A. from the University of Virginia and a B.A. from the University of North Carolina.

We believe Mr. Huffines is qualified to serve on our board of directors because of his over 30 years of experience advising healthcare companies and his leadership experience.

David Meline

Mr. Meline brings extensive leadership experience to our Board. He currently serves on the Boards of Lonza Group AG (since 2025), HP Inc. (since 2023), and ABB Ltd. (since 2016), and previously served on the Board of Pacific Biosciences from 2023 to 2025. Mr. Meline served as Chief Financial Officer of Moderna Inc. from 2020 to 2022. Prior to that, he was Chief Financial Officer and Executive Vice President at Amgen from 2014 to 2020; and from 2008 to 2014, Mr. Meline was Chief Financial Officer of 3M Company. Earlier in his career, Mr. Meline spent more than 20 years in a variety of finance and management roles at General Motors Company.

We believe Mr. Meline is qualified to serve on our board of directors because of his extensive financial experience with a significant focus on the life sciences industry, and his leadership experience in numerous organizations.

Joshua Wolfe

Mr. Wolfe has served as a member of our board of directors since 2022. Mr. Wolfe co-founded Lux Capital and has also been a director at Aera Therapeutics, Inc. since April 2022, Cajal Neuroscience Inc. since March 2022, EvolutionaryScale, PBC, since September 2023, Gandeeva Therapeutics, Inc. since March 2022, Impulse Labs, Inc. since September 2022, Kallyope, Inc. since March 2022, Osmo Labs, PBC since July 2022, Variant Bio, Inc. since November 2018, and Yemaya, Inc. since April 2024, and helped lead Lux Capital’s investments in Anduril Industries, Inc., Echodyne Corp., Planet Labs PBC (NYSE: PL), Hadrian Automation, Inc., Tangible Play Inc., and National Resilience, Inc. He is a founding investor and was a board member with Bill Gates in Kymeta Corporation from August 2012 to March 2025, making cutting-edge antennas for high-speed global satellite and space communications. Mr. Wolfe is a Westinghouse semi-finalist and published scientist. He previously worked in investment banking at Salomon Smith Barney Inc. and in capital markets at Merrill Lynch, Pierce, Fenner & Smith Incorporated. In 2008, Mr. Wolfe co-founded and funded Kurion, Inc. Mr. Wolfe is a columnist with Forbes and Editor for the Forbes/Wolfe Emerging Tech Report. He has been invited to The White House and Capitol Hill to advise on nanotechnology and emerging technologies and is a lecturer at the Massachusetts Institute of Technology, Harvard, Yale, Cornell, Columbia, and New York University. He is a term member at The Council on Foreign Relations, a Trustee at the Santa Fe Institute and Chairman of Coney Island Prep charter school. Mr. Wolfe holds a B.S. in Economics and Finance from Cornell University.

We believe Mr. Wolfe is qualified to serve on our board of directors because of his extensive experience serving on company boards, both within and outside of the industry, and his business acumen.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Composition

Our Bylaws provide that the exact number of directors will be fixed from time to time by resolution of our board of directors. Our board of directors currently consists of six members: Roger M. Perlmutter, M.D., Ph.D., Leon Chen, Ph.D., Joshua Wolfe, Kenneth C. Frazier, Robert Huffines, and David Meline.

In accordance with our Certificate of Incorporation, our board of directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders after the initial classification, the successors to the directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election. Our directors are divided among the three classes as follows:

•
the Class I directors are Leon Chen, Ph.D. and Joshua Wolfe, and their terms will expire at the annual meeting of stockholders to be held in 2027;
•
the Class II directors are Kenneth C. Frazier and Roger M. Perlmutter, M.D., Ph.D., and their terms will expire at the annual meeting of stockholders to be held in 2028; and
•
the Class III directors are Robert Huffines and David Meline, and their terms will expire at the annual meeting of stockholders to be held in 2029.

Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of our board of directors may have the effect of delaying or preventing a change of our management or a change in control of our company.

Director Independence

Under the rules and listing standards of the Nasdaq Stock Market, LLC, or the Nasdaq Rules, a majority of the members of our board of directors must satisfy the criteria for “independence.” No director qualifies as independent under the Nasdaq Rules unless our board of directors affirmatively so determines in accordance with such rules. Our board of directors has determined that all of our directors qualify as independent under the Nasdaq Rules, other than Roger M. Perlmutter, M.D., Ph.D., Leon Chen, Ph.D., and Joshua Wolfe. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our shares by each non-employee director and the transactions described in the section of this Annual Report titled “Certain Relationships and Related Transactions, and Director Independence.”

Board Leadership Structure

Our board of directors recognizes that one of its key responsibilities is to evaluate and determine its optimal leadership structure so as to provide effective oversight of management. Our Bylaws provide our board of directors with flexibility to combine or separate the positions of Chair of our board of directors and Chief Executive Officer. However, our board of directors believes that our existing leadership structure, under which Dr. Perlmutter serves as our Chief Executive Officer and as Chair of our board of directors, is effective, provides the appropriate balance of authority between independent and non-independent directors, and achieves the optimal governance model for us and for our stockholders.

Board Oversight of Risk

Although management is responsible for the day-to-day management of the risks our company faces, our board of directors and its committees take an active role in overseeing management of our risks and have the ultimate responsibility for the oversight of risk management. Our board of directors regularly reviews information regarding our operational, financial, legal, and strategic risks. Specifically, senior management attends quarterly meetings of our board of directors, periodically provides presentations on operations, including significant risks, and is available to address any questions or concerns raised by our board of directors.

In addition, our three committees assist our board of directors in fulfilling its oversight responsibilities regarding risk. The audit committee of our board of directors, or the Audit Committee, coordinates our board of directors’ oversight of our internal control over financial reporting, related party transactions, and cybersecurity, and management regularly reports to the Audit Committee on these areas. The compensation committee of our board of directors, or the Compensation Committee, assists our board of directors in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and programs as well as succession planning as it relates to our Chief Executive Officer and other executive officers. The nominating and corporate governance committee of our board of directors, or the Nominating and Corporate Governance Committee, assists our board of directors in fulfilling its oversight responsibilities with respect to the management of risks associated with board organization, membership and structure, succession planning for our Chief Executive Officer and other key executive officers, and our corporate governance generally. The chair of each relevant committee reports to the board of directors with respect to the activities of the committee.

Director Nominations

No material changes have been made to the procedures by which stockholders may recommend nominees to our board of directors from those that were described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on February 5, 2026.

Audit Committee

The Audit Committee is comprised of David Meline, Robert Huffines, and Leon Chen, Ph.D., with David Meline serving as Chair of the Audit Committee. Each member of the Audit Committee must be independent as defined under the applicable Nasdaq Rules and rules of the SEC and financially literate under the Nasdaq Rules. Our board of directors has determined that David Meline and Robert Huffines are “independent” under the Nasdaq Rules and the rules of the SEC, that each member of the Audit Committee is “financially literate” under the Nasdaq Rules and the rules of the SEC, and that David Meline is an “audit committee financial expert” under the rules of the SEC. Leon Chen, Ph.D., is not “independent” under the Nasdaq Rules and the rules of the SEC.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics which applies to all of our employees, officers, and directors, including those officers responsible for financial reporting and is available on our website at https://www.eikontx.com/. We intend to disclose any amendments to the code of conduct and ethics, or any waivers of its requirements, on our website to the extent required by the applicable rules and stock exchange requirements.

Insider Trading Policy

We have adopted an insider trading policy applicable to our directors, officers, employees, and other covered persons, governing the purchase, sale and other dispositions of our securities, or the Insider Trading Policy. We believe that the Insider Trading Policy is reasonably designed to promote compliance with U.S. insider trading laws, rules and regulations, and listing standards applicable to us. The Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

Item 11. Executive Compensation.

Our named executive officers for the year ended December 31, 2025, are:

•
Roger M. Perlmutter, M.D., Ph.D., our Chief Executive Officer;
•
Michael Klobuchar, our Chief Operating Officer; and
•
Roy Baynes, M.D., Ph.D., our Chief Medical Officer.

Summary Compensation Table

The following table sets forth certain information with respect to the compensation paid to our named executive officers for the fiscal year ended December 31, 2025:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Roger M. Perlmutter, M.D., Ph.D.	2025	573,710	253,440	12,104,451	15,081	12,946,682
Chief Executive Officer	2024	563,151	225,261	—	14,892	803,304
Michael Klobuchar	2025	462,070	233,772	1,307,552	17,912	2,021,306
Chief Operating Officer
Roy Baynes, M.D., Ph.D.	2025	488,475	259,248	850,072	15,107	1,612,902
Chief Medical Officer	2024	474,631	218,331	661,580	15,049	1,369,591

(1)
The amounts reported in the “Option Awards” column represent the aggregate grant date fair value of the stock options awarded to our named executive officers during the fiscal years indicated, calculated in accordance with FASB ASC Topic 718. The amounts reported in the Option Awards column for 2025 also include the incremental fair value associated with the modification in 2025 of the exercise prices of options granted to our named executive officers in prior years in connection with our option repricing in May 2025, computed in accordance with FASB ASC Topic 718, as follows: $811,476 for Dr. Perlmutter and $134,596 for Dr. Baynes. The assumptions used in calculating the grant date fair value of the awards reported in this column are set forth in Note 2 to our audited financial statements included elsewhere in this Annual Report. The amounts reported in this column reflect the accounting cost for the stock options and do not reflect the actual economic value that will be realized by the individual upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such awards. See the subsection titled “—Equity Benefit Plans” below.
(2)
The amounts reported in the “All Other Compensation” column for 2024 include (i) contributions of $13,800 made by us to the 401(k) plans of each of our named executive officers and (ii) life insurance premiums paid by us of $1,092 for Dr. Perlmutter and $1,249 for Dr. Baynes. The amounts reported in the “All Other Compensation” column for 2025 include (i) contributions of $14,000 made by us to the 401(k) plans of each of our named executive officers and (ii) life insurance premiums paid by us of $1,081 for Dr. Perlmutter, $1,512 for Mr. Klobuchar and $1,107 for Dr. Baynes. The amount reported for Mr. Klobuchar also includes a $2,400 cash payment in lieu of group health insurance.

Employment Arrangements

Below are descriptions of the employment agreements with our named executive officers. For a discussion of the severance pay and other benefits to be provided in connection with a termination of employment and/or a change in control of the Company under the arrangements with our named executive officers, see the subsection titled “—Potential Payments upon Termination or Change in Control” below.

Roger M. Perlmutter, M.D., Ph.D.

On January 22, 2026, we entered into an employment agreement with Dr. Perlmutter, or the Perlmutter Employment Agreement, that took effect as of January 22, 2026. The Perlmutter Employment Agreement supersedes a prior employment offer letter, or the Perlmutter Offer Letter, that governed the terms of Dr. Perlmutter’s employment by us, including his salary and bonus. The Perlmutter Employment Agreement sets forth the terms of Dr. Perlmutter’s employment as our Chief Executive Officer and a member of our board and provides for Dr. Perlmutter’s service to us on an at-will basis. The Perlmutter Employment Agreement includes an initial base salary of $695,000, as may be adjusted from time to time. Dr. Perlmutter is also eligible to earn an annual bonus, with a target of 60% of his annual salary.

Dr. Perlmutter is eligible to participate in the employee benefit plans and programs available to our employees, subject to the terms of such plans. We also agreed to reimburse Dr. Perlmutter for business expenses reasonably incurred in connection with the performance of Dr. Perlmutter’s duties under the Perlmutter Employment Agreement. Dr. Perlmutter is entitled to certain termination benefits pursuant to the Perlmutter Employment Agreement, as described in greater detail in the subsection titled “ —Potential Payments upon Termination or Change in Control” below.

Dr. Perlmutter has entered into a Confidentiality and Invention Assignment Agreement that contains various restrictive covenants, including confidentiality, non-solicitation, and mandatory arbitration, and which also provides for the assignment of certain intellectual property rights from Dr. Perlmutter to us, among other things.

Michael Klobuchar

On January 22, 2026, we entered into an employment agreement with Mr. Klobuchar, or the Klobuchar Employment Agreement, that took effect as of January 22, 2026. The Klobuchar Employment Agreement supersedes a prior employment offer letter that governed the terms of Mr. Klobuchar’s employment by us, including his salary and bonus. The Klobuchar Employment Agreement sets forth the terms of Dr. Klobuchar’s employment as our Chief Operating Officer and provides for Mr. Klobuchar’s service to us on an at-will basis. The Klobuchar Employment Agreement includes an initial base salary of $540,000, as may be adjusted from time to time. Mr. Klobuchar is also eligible to earn an annual bonus, with a target of 50% of his annual salary.

Mr. Klobuchar is eligible to participate in the employee benefit plans and programs available to our employees, including our equity incentive plan, subject to the terms of such plans. We also agreed to reimburse Mr. Klobuchar for business expenses reasonably incurred in connection with the performance of Mr. Klobuchar’s duties under the Klobuchar Employment Agreement. Mr. Klobuchar is entitled to certain termination benefits pursuant to the Klobuchar Employment Agreement, as described in greater detail in the subsection titled “—Potential Payments upon Termination or Change in Control” below.

Mr. Klobuchar has also entered into a Mutual Agreement to Arbitrate Claims which provides for mandatory arbitration, and an Agreement for Protection of Company Information that contains various restrictive covenants, including confidentiality and non-solicitation, and which also provides for the assignment of certain intellectual property rights from Mr. Klobuchar to us, among other things.

Roy Baynes, M.D., Ph.D.

On January 25, 2026, we entered into an employment agreement with Dr. Baynes, or the Baynes Employment Agreement, that took effect as of January 25, 2026. The Baynes Employment Agreement supersedes a prior employment offer letter that governed the terms of Dr. Baynes’ employment by us, including his salary and bonus. The Baynes Employment Agreement sets forth the terms of Dr. Baynes’ employment as our Executive Vice President and Chief Medical Officer and provides for Dr. Baynes’ service to us on an at-will basis. The Baynes Employment Agreement includes an initial base salary of $590,000, as may be adjusted from time to time. Dr. Baynes is also eligible to earn an annual bonus, with a target of 50% of his annual salary.

Dr. Baynes is eligible to participate in the employee benefit plans and programs available to our employees, including our equity incentive plan, subject to the terms of such plans. We also agreed to reimburse Dr. Baynes for business expenses reasonably incurred in connection with the performance of Dr. Baynes’ duties under the Baynes Employment Agreement. Dr. Baynes is entitled to certain termination benefits pursuant to the Baynes Employment Letter, as described in greater detail in the subsection titled “—Potential Payments upon Termination or Change in Control” below.

Dr. Baynes has also entered into a Mutual Agreement to Arbitrate Claims which provides for mandatory arbitration, and an Agreement for Protection of Company Information that contains various restrictive covenants, including confidentiality, and which also provides for the assignment of certain intellectual property rights from Dr. Baynes to us, among other things.

Potential Payments Upon Termination or Change in Control

If the employment of any of our named executive officers terminates for any reason, we will pay such named executive officer (or his estate or legal representative, if applicable), any base salary earned through the termination date, any unpaid expense reimbursements, any accrued and unused vacation, and any vested benefits he may have under any of our employee benefit plans.

If the employment of any of our named executive officers terminates on account of death or disability, subject to the execution of a separation agreement and release with us, we will pay such named executive officer (or his estate or legal representative, if applicable) (i) any unpaid annual bonus in respect of the calendar year prior to the calendar year in which the termination occurs, (ii) a pro-rated annual bonus in respect of the calendar year in which the termination occurs, and (iii) for any equity incentive awards which have not vested, an additional 12 months of vesting.

Roger M. Perlmutter, M.D., Ph.D.

Under the Perlmutter Employment Agreement, if Dr. Perlmutter’s employment is terminated without cause or if he resigns for good reason (cause and good reason each as defined in the Perlmutter Employment Agreement), Dr. Perlmutter will be entitled to receive, subject to his execution of a release and waiver of claims agreement with us, (i) 12 months of his base salary as of the date of termination, payable in a lump sum, and (ii) payment of the full amount of premiums for COBRA continuation coverage for up to 12 months; if such termination occurs within three months prior to or within 12 months following a change in control (as defined in the Perlmutter Employment Agreement), the amount of the lump sum payment shall be increased to 18 months and the COBRA continuation coverage period will be increased to up to 18 months. Dr. Perlmutter will also be entitled to receive (i) any unpaid annual bonus in respect of the calendar year prior to the calendar year in which the termination occurs and (ii) a pro-rated annual bonus in respect of the calendar year in which the termination occurs.

Additionally, any equity incentive awards held by Dr. Perlmutter which have not vested will be accelerated for an additional 12 months of vesting; if such termination occurs within three months prior to or within 12 months following a change in control, any equity incentive awards held by Dr. Perlmutter will vest in full (with any performance metrics deemed achieved at target).

Payments and benefits provided to Dr. Perlmutter in connection with a change in control may not be eligible for a federal income tax deduction by us pursuant to Section 280G of the Code. These payments and benefits may also subject Dr. Perlmutter to an excise tax under Section 4999 of the Code. If these payments and benefits would be subject to the excise tax imposed under Section 4999 of the Code, then such payments and benefits will be reduced if such reduction would result in a higher net after-tax benefit to him.

Michael Klobuchar

Under the Klobuchar Employment Agreement, if Mr. Klobuchar’s employment is terminated without cause or if he resigns for good reason (cause and good reason each as defined in the Klobuchar Employment Agreement), Mr. Klobuchar will be entitled to receive, subject to his execution of a release and waiver of claims agreement with us, (i) nine months of his base salary as of the date of termination, payable in a lump sum, and (ii) payment of the full amount of premiums for COBRA continuation coverage for up to nine months; if such termination occurs within three months prior to or within 12 months following a change in control (as defined in the Klobuchar Employment Agreement), the amount of the lump sum payment shall be increased to 12 months and the COBRA continuation coverage period will be increased to up to 12 months. Mr. Klobuchar will also be entitled to receive (i) any unpaid annual bonus in respect of the calendar year prior to the calendar year in which the termination occurs and (ii) a pro-rated annual bonus in respect of the calendar year in which the termination occurs.

Additionally, if such termination occurs within three months prior to or within 12 months following a change in control, any equity incentive awards held by Mr. Klobuchar will vest in full (with any performance metrics deemed achieved at target).

Payments and benefits provided to Mr. Klobuchar in connection with a change in control may not be eligible for a federal income tax deduction by us pursuant to Section 280G of the Code. These payments and benefits may also subject Mr. Klobuchar to an excise tax under Section 4999 of the Code. If these payments and benefits would be subject to the excise tax imposed under Section 4999 of the Code, then such payments and benefits will be reduced if such reduction would result in a higher net after-tax benefit to him.

Roy Baynes, M.D., Ph.D.

Under the Baynes Employment Agreement, if Dr. Baynes’ employment is terminated without cause or if he resigns for good reason (cause and good reason each as defined in the Baynes Employment Agreement), Dr. Baynes will be entitled to receive, subject to his execution of a release and waiver of claims agreement with us, (i) nine months of his base salary as of the date of termination, payable in a lump sum, and (ii) payment of the full amount of premiums for COBRA continuation coverage for up to nine months; if such termination occurs within three months prior to or within 12 months following a change in control (as defined in the Baynes Employment Agreement), the amount of the lump sum payment shall be increased to 12 months and the COBRA continuation coverage period will be increased to up to 12 months. Dr. Baynes will also be entitled to receive (i) any unpaid annual bonus in respect of the calendar year prior to the calendar year in which the termination occurs and (ii) a pro-rated annual bonus in respect of the calendar year in which the termination occurs.

Additionally, if such termination occurs within three months prior to or within 12 months following a change in control, any equity incentive awards held by Dr. Baynes will vest in full (with any performance metrics deemed achieved at target).

Payments and benefits provided to Dr. Baynes in connection with a change in control may not be eligible for a federal income tax deduction by us pursuant to Section 280G of the Code. These payments and benefits may also subject Dr. Baynes to an excise tax under Section 4999 of the Code. If these payments and benefits would be subject to the excise tax imposed under Section 4999 of the Code, then such payments and benefits will be reduced if such reduction would result in a higher net after-tax benefit to him.

Perquisites, Health, Welfare and Retirement Plans and Benefits

All of our named executive officers are eligible to participate in our employee benefit plans, including medical, dental, vision, disability, life insurance and 401(k) plans, offered to other employees of the Company. We generally do not provide perquisites or personal benefits to our named executive officers, except in limited circumstances. During 2025 and 2024, none of our named executive officers received perquisites or personal benefits other than Mr. Klobuchar, who received a cash payment in lieu of group health insurance as identified above in the subsection titled “—Summary Compensation Table” above. Our board of directors may elect to adopt qualified or non-qualified benefit plans in the future if it determines that doing so is in our best interests.

Outstanding Equity Awards at Fiscal Year-End 2025

The following table presents certain information concerning outstanding equity awards held by each of our named executive officers at December 31, 2025:

	Option Awards(1)
Name	Grant Date		Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price($)		Option Expiration Date
Roger M. Perlmutter, M.D., Ph.D.	2/4/2022	(2)	1/6/2022	851,857	(6)	18,124	(7)	9.85	(2)	2/3/2032
	4/2/2025	(3)	1/1/2025	368,610		1,239,871		9.85		4/1/2035
Michael Klobuchar	5/3/2025	(4)	10/21/2024	41,902		92,185		9.85		5/2/2035
	5/3/2025		1/1/2025	9,219		31,007		9.85		5/2/2035
Roy Baynes, M.D., Ph.D.	3/11/2024		1/2/2024	15,421		16,760		9.85		3/10/2034
	5/31/2022	(5)	4/1/2022	122,541	(6)	11,546	(7)	9.85		5/30/2032
	4/2/2025		1/1/2025	23,353		78,553		9.85		4/1/2035

(1)
Except as otherwise indicated, each stock option award and stock award is subject to the terms of the 2019 Plan and vests in equal monthly installments over four years, provided the named executive officer remains employed with us as of the applicable vesting date.
(2)
Stock option award is subject to the terms of a stock option agreement, dated February 4, 2022, between Dr. Perlmutter and us, as amended and restated to reflect a repricing on April 2, 2025 to an exercise price of $9.85 per share. The stock option award vests in equal monthly installments over four years, provided Dr. Perlmutter remains employed with us as of the applicable vesting date.
(3)
Stock option award is subject to the terms of a stock option agreement, dated May 6, 2025, between Dr. Perlmutter and us. The stock option award vests in equal monthly installments over four years, provided Dr. Perlmutter remains employed with us as of the applicable vesting date.
(4)
This stock option award vests according to the following schedule: initially 1/4th of the option vests on the vesting start date, and 1/48th of the option vests on the one-year anniversary of the vesting start date and thereafter in equal monthly installments for 35 months, provided Mr. Klobuchar remains employed with us as of the applicable vesting date.
(5)
This stock option award vests over four years according to the following schedule: initially during a period while Dr. Baynes provided consulting services to the Company, 1/96th per month, and thereafter in equal monthly installments over the remainder of such period, provided Dr. Baynes remains employed with us as of the applicable vesting date.
(6)
Because this stock option award was exercisable immediately subject to a repurchase right in favor of the Company that lapses as the stock option vests, this amount reflects the number of stock options held by the named executive officer that was exercisable and vested as of December 31, 2025.
(7)
Because this stock option award was exercisable immediately subject to a repurchase right in favor of the Company that lapses as the stock option vests, this amount reflects the number of stock options held by the named executive officer that was exercisable and unvested as of December 31, 2025.

Equity Benefit Plans

2019 Equity Incentive Plan

Our board of directors adopted and our stockholders initially approved the 2019 Plan on September 19, 2019, and the Plan was most recently amended in April 2025. No further awards will be made under the 2019 Plan; however, awards outstanding under the 2019 Plan will continue to be governed by their existing terms.

Share Reserve: As of December 31, 2025, we had authorized 5,527,457 shares of our common stock for issuance under the 2019 Plan. As of December 31, 2025, options to purchase 5,513,142 shares of our common stock, at exercise prices ranging from $0.60 to $27.67 per share, or a weighted-average exercise price of $9.70 per share, were outstanding under the 2019 Plan, and 1,449,522 shares of our common stock remained available for future issuance under the 2019 Plan.

Administration: Our board of directors, or a committee thereof, has administered the 2019 Plan since its adoption; however, following our initial public offering, the Compensation Committee of our board of directors generally administers the 2019 Plan. The administrator has complete discretion, in keeping with the express terms of the 2019 Plan, to make all determinations relating to the 2019 Plan and outstanding awards.

Eligibility: Employees, officers, members of our board of directors, and consultants are eligible to participate in the 2019 Plan. However, only employees (including officers and employee directors) are eligible to receive ISOs (as defined below).

Types of Awards: The 2019 Plan provides for the following types of awards granted with respect to shares of our common stock:

•
incentive stock options, or ISOs, and nonqualified stock options, NQSOs, to purchase shares of our common stock; and
•
shares of restricted common stock.

Options: The exercise price for options granted under the 2019 Plan is determined at the time of grant, but the exercise price must be at a price no less than 100% of the fair market value of our common stock on the grant date, as determined by the board of directors. If the exercise price of an NQSO is less than 100% of the fair market value, it should otherwise comply with all applicable laws. If an employee owns more than 10% of the total combined voting power of all classes of our capital stock, the exercise price of any ISO granted to such person should not be less than 110% of the fair market value of our common stock on the grant date. Optionholders may pay the exercise price in cash or, where expressly provided in an option agreement or otherwise approved by the committee, and where permitted by applicable law, payment may be made by one or more of the following methods:

•
by cancellation of our indebtedness owed to the optionholder;
•
for past services rendered to us;
•
by surrendering shares of common stock that are already owned by the optionholder, provided such shares are surrendered in good form for transfer, clear of all liens, claims, encumbrances, or security interests;
•
by tender of a promissory note; provided, however, that the portion of the exercise price equal to the par value of the shares must be paid in cash or other legal consideration;
•
provided that if a public market for the common stock exists, by the delivery of a direction to a securities broker approved by us to sell shares and to deliver all or part of the sales proceeds to us;
•
by a “net exercise” arrangement;
•
by any other form permitted by applicable law; and/or
•
by any combination of the foregoing.

Options vest as determined by the administrator. In general, we have granted options that vest over a four-year period. Options expire ten years after they are granted. If the optionholder owns more than 10% of the total combined voting power of all classes of our capital stock, the expiration date of any ISO granted to such person will be no more than five years from the grant date.

Restricted Shares: Restricted shares may be awarded under the 2019 Plan subject to the terms, conditions, and restrictions as determined by the administrator in its sole discretion. If the recipient’s service terminates, we may determine to repurchase those shares. Upon a grant of restricted shares, the recipient will have the same rights as a stockholder with respect to those shares.

Corporate Transactions: In the event that we are a party to a merger or consolidation in which we are not the surviving corporation or a merger in which we are the surviving corporation but our stockholders prior to the merger cease to own their shares, or in the event of a sale of all or substantially all of our assets, outstanding option awards under the 2019 Plan will be subject to the agreement governing such transaction, subject to any greater rights granted to optionholders under the 2019 Plan. The following treatment of outstanding option awards is permitted in the event of such transaction:

•
the successor or acquiring corporation may assume, convert, or replace any or all outstanding options;
•
the successor or acquiring corporation may substitute equivalent options or provide substantially similar consideration as was provided to stockholders (after taking into account the existing provisions of the outstanding option awards); or
•
the successor or acquiring corporation may substitute by issuing, in place of our outstanding shares, substantially similar shares or other property subject to repurchase restrictions and other provisions no less favorable to optionholder than those which applied to such outstanding shares prior to the transaction.

If a successor or acquiring company refuses to assume, covert, replace, or substitute options, such options will expire on such transaction at such time and on such conditions as the administrator will determine, and the administrator will notify the optionholder that such option will terminate at least five days prior to the date the option terminates. The administrator has the sole discretion to provide that an option granted under the 2019 Plan will vest on an accelerated basis in connection with such corporate transaction such that such option will become vested and exercisable in full or part prior to the consummation of such transaction.

Changes in Capitalization: In the event the number of outstanding shares of our common stock is changed by a stock dividend, recapitalization, stock split, reverse stock split, subdivision, combination, reclassification, or similar change in our capital structure without consideration, consolidation, subdivision of the shares, a rights offering, a reorganization, merger, spin-off, or split-up, proportionate adjustments to the terms of outstanding awards will be made by the administrator, subject to any required action by our board of directors or our stockholders and in compliance with applicable securities laws and provided that fractions of a share will either be paid in cash at the fair market value of such fraction of a share or will be rounded down to the nearest whole share, as determined by the administrator. The exercise price of any outstanding option may not be decreased below the par value of our common stock under such proportionate adjustment.

Amendments or Termination: Our board of directors may at any time terminate or amend the 2019 Plan, subject to stockholder approval in the case of an amendment in any manner that requires such stockholder approval pursuant to Section 25102(o) of the California Corporations Code or the Code or the regulations promulgated thereunder as such provisions apply to ISO plans. No amendment of the 2019 Plan can be made that would materially and adversely affect the rights of any optionholder without his or her consent. The 2019 Plan will terminate automatically ten years after the effective date or, if earlier, the date of stockholder approval.

We have filed a registration statement on Form S-8 to register all of the shares of our common stock reserved for issuance pursuant to outstanding awards granted under the 2019 Plan.

2026 Long-Term Incentive Plan

In order to incentivize our employees and other service providers, our board of directors has adopted, and our stockholders have approved, the Eikon Therapeutics, Inc. 2026 Long-Term Incentive Plan, or the 2026 Plan, effective February 3, 2026. The material terms of the 2026 Plan are summarized below. The purpose of the 2026 Plan is to attract and retain the best available personnel, incentivize service providers, promote the success of our business and strengthen the mutuality of interest between eligible service providers and our stockholders. At the time the 2026 Plan becomes effective, no further grants may be made under the 2019 Plan.

The 2026 Plan provides for the grant of incentive stock options, or ISOs, within the meaning of Section 422 of the Code, to our employees and our parent and subsidiary corporations’ consultants, and for the grant of nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance-based awards and other stock-based awards or cash incentives, to our employees, directors and consultants and any of our affiliates’ employees and consultants.

Authorized Shares. Initially, 4,137,117 shares of our common stock are reserved for issuance under the 2026 Plan, subject to increase by a number of shares of our common stock equal to the number of shares subject to outstanding stock options or other stock awards granted under the 2019 Plan that, following the effective date of the 2026 Plan, are forfeited, canceled, reacquired by the Company prior to vesting, expired (whether voluntarily or involuntarily), settled in cash or otherwise satisfied without the issuance of shares, withheld upon exercise of an option or settlement of an award to cover the exercise price or tax withholding, surrendered pursuant to an exchange or otherwise terminated (other than by exercise). The number of shares of our common stock that will be reserved for issuance under the 2026 Plan will automatically increase on January 1 of each year, beginning on January 1, 2027 and continuing through January 1, 2036, in an amount equal to 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding year; provided, however, that our board of directors may act prior to January 1 of a given year to provide that the increase for such year will be a lesser number of shares of our common stock. The maximum number of shares of our common stock that may be issued upon the exercise of ISOs under the 2026 Plan is 28,328,035.

Shares subject to awards that will be granted under the 2026 Plan that are forfeited, canceled or reacquired by us, or which expire or otherwise terminate without being exercised in full, will become or again be available under the 2026 Plan. The settlement of any portion of an award in cash will not reduce the number of shares available for issuance under the 2026 Plan. Shares withheld under an award to satisfy the exercise, strike or purchase price of an award or to satisfy a tax withholding obligation will become or again be available under the 2026 Plan. With respect to a stock appreciation right, only shares of our common stock that are issued upon settlement of the stock appreciation right will count towards reducing the number of shares available for issuance under the 2026 Plan. If any shares of our common stock issued pursuant to an award are forfeited back to or repurchased or reacquired by us because of a failure to meet a contingency or condition required to vest such shares in the grantee, a right of first refusal, a forfeiture provision or repurchase by us, then the shares that are forfeited or reacquired will, as applicable, become or again be available for future grant and issuance under the 2026 Plan.

Plan Administration. Our board of directors, or a duly authorized committee of our board of directors, will administer the 2026 Plan. Our board of directors, or a duly authorized committee of our board of directors, may, in accordance with the terms of the 2026 Plan, delegate to one or more of our officers the power to grant awards under the 2026 Plan to employees or officers (other than to themselves or members of their immediate family), provided, that our board of directors, or a duly authorized committee of our board of directors, will fix certain material terms of the awards to be granted by any such officer and will fix a maximum number of shares subject to awards that the officers may grant. Under the 2026 Plan, our board of directors, or a duly authorized committee of our board of directors, will have the authority to, among other things, grant awards and determine recipients and terms thereof, including the type and number of awards to be granted; the number of shares or dollar amount to which an award will relate; the purchase, exercise, or base price; the time or times when awards may be exercised; vesting criteria and/or performance goals; any forfeiture, cancelation, or surrender events; any vesting, acceleration or waiver of forfeiture restrictions; and any restriction or limitation regarding any award or the shares or other consideration relating thereto. The plan administrator also has the authority to determine the fair market value of the awards; prescribe and amend the terms of or form of any award agreement; amend, modify or terminate any outstanding award subject to the terms of the 2026 Plan; and construe and interpret the provisions of the 2026 Plan and any award agreement granted thereunder. Our board of directors may accelerate the time at which an award granted under the 2026 Plan may first be exercised or the time during which an award grant under the 2026 Plan or any part thereof will vest, notwithstanding the provisions in the award agreement stating the time at which it may first be exercised or the time during which it will vest.

Under the 2026 Plan, the plan administrator will not, without the participant’s consent, amend, modify or terminate any outstanding award and award agreement, unless the plan administrator determines that (i) that the action, taking into account any related action, would not materially and adversely affect the grantee’s rights under the 2026 Plan, (ii) the change is permitted under another section of the 2026 Plan, including with respect to changes for awards to foreign grantees, in the event of certain corporate adjustments and upon certain corporate transactions and (iii) the plan administrator determines that the action is required or advisable in order for us, the 2026 Plan, or the award to satisfy any law or regulation or to meet the requirements of or avoid adverse financial accounting consequences under any accounting standard. We may not, at any time when the exercise price of an option or stock appreciation right is above the fair market value of a share of our common stock, reduce the exercise price of such option or stock appreciation right or exchange such option or stock appreciation right for a new award with a lower (or no) exercise price or for cash without obtaining stockholder approval.

Stock Options. ISOs and NSOs will be granted under stock option agreements adopted by the plan administrator. The plan administrator will determine the exercise price for stock options, within the terms and conditions of the 2026 Plan, except the exercise price of a stock option generally will not be less than 100% (or 110% in the case of ISOs granted to a person who owns or is deemed to own stock possessing more than 10% of our total combined voting power or that of any of our parent or subsidiary corporations, or a ten percent stockholder) of the fair market value of our common stock on the date of grant. Options granted under the 2026 Plan will vest at the rate specified in the stock option agreement as will be determined by the plan administrator. The terms and conditions of separate options need not be identical.

No option will be exercisable after the expiration of ten years (or five years in the case of ISOs granted to a ten percent stockholder) or a shorter period specified in the applicable award agreement.

Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (i) cash; (ii) check; (iii) to the extent permitted under applicable law, delivery of a promissory note with such recourse, interest, security, redemption and other provisions as the plan administrator determines to be appropriate; (iv) cancellation of indebtedness; (v) subject to certain conditions, the tender of shares of our common stock previously owned by the optionholder; (vi) a broker-assisted cashless exercise; (vii) other legal consideration approved by the plan administrator; or (viii) any combination of the foregoing methods of payment.

Tax Limitations on ISOs. The aggregate fair market value, determined at the time of grant, of our common stock with respect to ISOs that are exercisable for the first time by any participant during any calendar year under all of our stock plans or plans of our affiliates may not exceed $100,000. Options or portions thereof that exceed such limit will generally be treated as NSOs. No ISO may be granted to any person who, at the time of the grant, is a ten percent stockholder unless (i) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant; and (ii) the term of the ISO does not exceed five years from the date of grant.

Restricted Stock Unit Awards. Subject to the terms of the 2026 Plan, each restricted stock unit award will have such terms and conditions as determined by the plan administrator. A restricted stock unit is an award based on the value of our common stock that is an unfunded and unsecured promise to deliver shares, cash or other property upon the attainment of specified vesting or performance conditions as determined by the plan administrator and set forth in the applicable award agreement. A participant will not have voting or any other rights as a stockholder of ours with respect to any restricted stock unit award (unless and until shares are actually issued in settlement of a vested restricted stock unit award). A restricted stock unit award will generally be granted in consideration for a participant’s services to us or an affiliate, such that the participant will not be required to make any payment to us (other than such services) with respect to the grant or vesting of the restricted stock unit award, or the issuance of any shares pursuant to the restricted stock unit award. A restricted stock unit award may be settled in any form specified by the plan administrator in the award agreement, including, but not limited to, the delivery of shares, cash or a combination of cash and shares as deemed appropriate by the plan administrator. At the time of grant, the plan administrator may determine to impose such restrictions or conditions that delay such delivery to a date following the vesting of the restricted stock unit award. Additionally, dividends or dividend equivalents may be paid or credited in respect of shares covered by a restricted stock unit award, subject to the same restrictions on transferability and forfeitability as the underlying award with respect to which such dividends or dividend equivalents are granted and subject to such other terms and conditions as determined by the plan administrator and specified in the applicable restricted stock unit award agreement. Except as otherwise provided in the applicable award agreement, or other written agreement between us and the recipient, restricted stock unit awards that have not vested will be forfeited once the participant’s continuous service ends for any reason.

Restricted Stock Awards. Restricted stock awards will be granted under restricted stock award agreements adopted by the plan administrator. The plan administrator will determine the terms and conditions of restricted stock awards, including vesting and forfeiture terms. Dividends or dividend equivalents shall be paid or credited with respect to shares subject to a restricted stock award, subject to the same restrictions on transferability and forfeitability as the underlying award with respect to which such dividends or dividend equivalents are granted and subject to such other terms and conditions, unless determined otherwise by the plan administrator and specified in the applicable restricted stock award agreement. If a participant’s service relationship with us ends for any reason, we may receive any or all of the shares of our common stock held by the participant that have not vested as of the date the participant terminates service with us through a forfeiture condition or a repurchase right.

Stock Appreciation Rights. Stock appreciation rights will be granted under stock appreciation right agreements adopted by the plan administrator and will be a right entitling the grantee to shares, other property or cash compensation, as determined by the plan administrator and set forth in the applicable award agreement, measured by appreciation in the value of common stock. The terms of separation stock appreciation rights need not be identical. The plan administrator will determine the purchase price or strike price for a stock appreciation right, which generally will not be less than 100% of the fair market value of our common stock on the date of grant. A stock appreciation right granted under the 2026 Plan will vest at the rate specified in the stock appreciation right agreement as will be determined by the plan administrator. Stock appreciation rights may be settled in cash or shares of our common stock (or any combination of our common stock and cash) or in any other form of payment, as determined by our board of directors and specified in the stock appreciation right agreement.

The plan administrator will determine the term of stock appreciation rights granted under the 2026 Plan, up to a maximum of 10 years.

Performance Awards. Performance awards subject to vesting or payment based on achievement of certain performance goals may be granted under the 2026 Plan. The plan administrator will determine the terms and conditions of performance awards. At the expiration of the applicable performance period, the plan administrator will evaluate the performance award holder’s and/or the Company’s performance in light of any performance goals for such performance award, and will determine the number of shares of common stock (or other applicable payment measures) which have been earned. Each performance award will be subject to an award agreement.

Other Stock Awards. The plan administrator will be permitted to grant other awards, based in whole or in part by reference to, or otherwise based on, our common stock, either alone or in addition to other awards. The plan administrator will have the sole and complete discretion to determine the persons to whom and the time or times at which other stock awards will be granted, the number of shares under the other stock award (or cash equivalent) and all other terms and conditions of such awards.

Changes to Capital Structure. In the event there is a specified type of change in our capital structure, such as a stock split, reverse stock split, stock dividend, reorganization, recapitalization, combination or exchange of shares, reclassification of shares, spin-off, or other similar change in capitalization or event, or any dividend or distribution to holders of shares other than an ordinary cash dividend, the plan administrator may equitably adjust (i) the number and class of securities available under the 2026 Plan, including the number of ISOs authorized under the 2026 Plan, (ii) the number and class of securities and exercise price per share of each outstanding option and stock appreciation right, (iii) the number of shares subject to and the repurchase price per share subject to each outstanding restricted stock award (or restricted share arrangement pursuant to each “early exercised” option) and restricted stock unit award, and (iv) the terms of each other outstanding award, in each case granted under the 2026 Plan.

Corporate Transactions. In the event of a corporate transaction (as defined below), unless otherwise provided in a participant’s award agreement or other written agreement with us, the plan administrator, in its sole discretion, may provide, with respect to all outstanding awards or on an award-by-award basis, for the awards to become immediately vested and exercisable or non-forfeitable, cause any award to be assumed by the surviving or successor company or canceled in exchange for substitute stock options or stock appreciation rights in a manner consistent with the U.S. treasury regulations, cause any award to be canceled in exchange for consideration equivalent to that paid to our stockholders. If the surviving or acquiring corporation (or its parent company) does not assume, continue or substitute for such awards, then with respect to any such outstanding awards, the vesting (and exercisability, if applicable) of such awards will be accelerated in full to a date prior to the effective time of the corporate transaction

(contingent upon the effectiveness of the corporate transaction), and such awards will terminate if not exercised (if applicable) at or prior to the effective time of the corporate transaction, and any reacquisition or repurchase rights held by us with respect to such awards will lapse (contingent upon the effectiveness of the corporate transaction).

In the event an award will terminate if not exercised prior to the effective time of a corporate transaction, the plan administrator may provide, in its sole discretion, that the holder of such award may not exercise such award but instead will receive a payment, in such form as may be determined by our board of directors, equal in value to the excess (if any) of (i) the value of the property the participant would have received upon the exercise of the award, over (ii) any per share exercise price payable by such holder, if applicable. As a condition to the receipt of an award, a participant will be deemed to have agreed that the award will be subject to the terms of any agreement under the 2026 Plan governing a corporate transaction involving us.

Under the 2026 Plan, a “corporate transaction” generally will be the consummation, in a single transaction or in a series of related transactions, of (i) a sale, lease, exclusive license or other disposition of all or substantially all, as determined by our board of directors, of our consolidated assets unless our stockholders immediately before such consolidation, merger or other transaction own, directly or indirectly, a majority of the combined voting power of the outstanding voting securities of the purchaser of the assets; (ii) a sale or other disposition in which any person, other than any person who prior to such transaction or series of related transactions owns more than a majority of our common stock, becomes the beneficial owner of at least 50% of our outstanding securities; (iii) a merger, consolidation or similar transaction unless our stockholders immediately before such merger, consolidation or similar transaction own, directly or indirectly, a majority of the combined voting power of the outstanding voting securities of the corporation or other entity resulting from such merger, consolidation or similar transaction; (iv) individuals who constitute our board of directors on the date the 2026 Plan is approved by our board of directors (referred to as the incumbent board) cease for any reason to constitute at least a majority of our board of directors (for this purpose, any board member whose appointment or election is approved or recommended by a majority of the incumbent board will be considered a member of the incumbent board); or (v) the liquidation, dissolution, or winding up of the Company.

Transferability. Except as expressly provided in the 2026 Plan or the form of award agreement, unless the plan administrator provides otherwise, awards generally will not be transferable. The plan administrator may provide that an award be transferable by will or the laws of descent and distribution or as permitted by applicable law.

Clawback. All awards granted under the 2026 Plan will be subject to recoupment in accordance with any clawback policy that we are required to adopt pursuant to the listing standards of any national securities exchange or association on which our securities are listed or as is otherwise required by the Dodd-Frank Wall Street Reform and Consumer Protection Act or other applicable law and any clawback policy that we otherwise adopt, to the extent applicable and permissible under applicable law. In addition, our board of directors may impose such other clawback, recovery or recoupment provisions in an award agreement as our board of directors determines necessary or appropriate, including but not limited to a reacquisition right in respect of previously acquired shares of our common stock or other cash or property upon the occurrence of cause.

Amendment or Termination. Our board of directors will have the authority to amend, suspend or terminate the 2026 Plan at any time, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. Certain material amendments will also require the approval of our stockholders. The 2026 Plan will continue until the date immediately prior to the ten-year anniversary of its effective date, unless terminated sooner. However, no ISOs may be granted after the ten-year anniversary of the earlier of (i) the effective date of the Board’s adoption of the 2026 Plan or (ii) the date the Company’s stockholders approve the 2026 Plan.

We have filed a registration statement on Form S-8 to register all of the shares of our common stock reserved for issuance under the 2026 Plan.

2026 Employee Stock Purchase Plan

Our board of directors has adopted, and our stockholders have approved, the 2026 Employee Stock Purchase Plan, or the ESPP, effective February 4, 2026. The material terms of the ESPP are summarized below. Under the ESPP, we are authorized to offer eligible employees the ability to purchase shares of our common stock at a discount, subject to various limitations.

The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code. However, with regard to offers of options for purchase of shares of our common stock under the ESPP to employees outside the United States working for one of our subsidiaries or an affiliates, our board of directors may offer a sub-plan or an option that is not intended to meet the requirements of Section 423 of the Code and that varies from the terms and conditions of the ESPP.

Authorized Shares. Initially, 539,582 shares of our common stock are reserved for issuance under the ESPP. The number of shares of our common stock that will be reserved for issuance under the ESPP will automatically increase on January 1 of each year, beginning on January 1, 2027 and continuing through January 1, 2036, in an amount equal to the lesser of (i) 1% of the total number of shares of our capital stock outstanding on December 31 of the immediately preceding year and (ii) 1,079,164 shares of our common stock, unless our board of directors acts prior to the first day of any calendar year to provide that there will be no January 1 increase in the share reserve for such calendar year or that the increase for such calendar year will be a lesser number of shares of our common stock.

Plan Administration. Our board of directors, or a duly authorized committee of our board of directors, will administer the ESPP. Our board of directors, or a duly authorized committee of our board of directors, may, in accordance with the terms of the ESPP, delegate administrative authority to our officers or other individuals or groups. Under the ESPP, the ESPP administrator will have discretionary authority to administer and interpret the ESPP and determine the terms and conditions of the offerings of common stock to be made under the ESPP. Interpretations and constructions of the ESPP administrator of any provision of the ESPP or of any rights thereunder will be conclusive and binding on all persons.

Eligibility. Employees eligible to participate in the ESPP for a given offering generally include employees who are employed by us or one of our designated subsidiaries, other than (i) any employees whose customary employment is 20 hours or less per week, unless otherwise determined by the ESPP administrator, and (ii) any employees who do not meet any other eligibility requirements that the ESPP administrator may impose (within the limits permitted by the Code).

Participation. Employees will enroll under the ESPP by completing an enrollment form permitting the deduction from their compensation of a whole percentage of their compensation during an offering, subject to a minimum of 1% and a maximum of 15%, or, to the extent permitted by the ESPP administrator for an offering, an employee may authorize a payroll deduction expressed as a flat dollar amount, subject to such terms, conditions and limits as may be established by the ESPP administrator for such offering. Accumulated deductions will be credited to a notional account and applied to the purchase of shares on the exercise date of the offering.

However, an employee will not be permitted to participate in an offering if, immediately after the option to purchase stock in the offering were granted, the employee would own (or be deemed to own through attribution) 5% or more of the total combined voting power or value of all classes of our stock, or one of our subsidiaries or our parent company. In addition, a participant may not purchase more than a number of shares of our common stock equal to $25,000 divided by the fair market value of a share of such stock as of the first day of the offering (or such other maximum number of shares of our common stock established by the ESPP administrator in advance of the offering). A participant may not be granted an option that permits the participant’s rights to purchase shares of common stock to accrue at a rate exceeding $25,000 in fair market value of such stock (determined at the time the option is granted) under the ESPP or any other of our employee stock purchase plans and our parent and subsidiary companies during any calendar year.

Offerings. Under the ESPP, participants are given the option to purchase shares of our common stock during offerings, the duration and timing of which will be determined by the ESPP administrator. However, in no event may an offering be longer than 27 months in length. The ESPP administrator may provide for concurrent or overlapping offerings under the ESPP. An offering under the ESPP may be terminated under certain circumstances.

Common stock will be purchased for the accounts of participants at a price per share determined under the terms of the applicable offering, which will generally be at a discount from the trading price of our common stock on the date of purchase. The option price for an offering will generally be the lower of 85% of the closing trading price per share of our common stock on the first day of the offering or 85% of the closing trading price per share on the purchase date, unless the ESPP administrator specifies a lesser discount in advance of the offering.

Unless a participant has withdrawn from participation in the ESPP before a purchase date, the participant will be deemed to have exercised the participant’s option in full as of such purchase date. Upon exercise, the participant will purchase the number of whole shares that the participant’s accumulated payroll deductions will buy at the option price, subject to the participation limitations listed above.

A participant may cancel his or her payroll deduction authorization and withdraw from the offering at any time prior to the end of the offering. Upon withdrawal, the participant will receive a refund of the participant’s notional account balance in cash without interest. If a participant withdraws from an offering, the participant may not later re-enroll in the same offering, but the participant may (if eligible) enroll in any later offering under the ESPP. If a participant wants to increase or decrease the rate of payroll withholding, the participant may do so effective for the next offering by submitting a new enrollment form before the offering for which such change is to be effective.

A participant may not transfer any rights under the ESPP other than by will or the laws of descent and distribution. During a participant’s lifetime, options in the ESPP shall be exercisable only by such participant. The ESPP is unfunded, and all funds received by us under the ESPP may be combined with other corporate funds and used for any corporate purpose, unless otherwise required by applicable law.

Adjustments. In the event of any stock split, reverse stock split, stock dividend, recapitalization, combination or exchange of shares, reclassification of shares, spin-off, or other similar change in capitalization or event, or any dividend or distribution to holders of our common stock other than an ordinary cash dividend, we will proportionately adjust the number and class of shares approved under the ESPP, the option price for an offering and the maximum number of shares which a participant may elect to purchase in any single offering.

Corporate Transactions. In the event of a corporate transaction (as defined above with respect to the 2026 Plan), the ESPP administrator may take any of the following actions, or do any combination thereof: (i) determine that each outstanding option will be assumed or an equivalent option substituted by the acquiring or successor corporation or other entity (or an affiliate thereof); (ii) upon written notice to participants, provide that participants’ accumulated payroll deductions will be used to purchase shares of our common stock on a date determined by the ESPP administrator within ten days prior to the corporate transaction and that all outstanding options will terminate immediately after such purchase; (iii) upon written notice to participants, provide that all outstanding options will be cancelled and accumulated payroll deductions will be returned to participants; (iv) if the applicable corporate transaction provides for cash payments to the holders of our common stock, provide for cash payments to participants in amounts based on the per-share amount of such cash payments to the stockholders; or (v) if we are liquidated or dissolved, provide that options to purchase stock under the ESPP will convert into the right to receive the liquidation proceeds (net of the option price).

Amendment or Termination. The ESPP administrator may amend, suspend or terminate the ESPP at any time. However, if the terms of the ESPP are amended to increase the number of shares approved for the ESPP or in a manner that would require stockholder approval under the rules of Nasdaq, other relevant listing authority or to qualify as an “employee stock purchase plan” under Section 423(b) of the Code, the ESPP administrator may not amend the ESPP without obtaining stockholder approval within 12 months before or after the date such amendment is adopted. The ESPP automatically terminates on the ten-year anniversary of the date ESPP was approved by the Company’s stockholders.

We have filed a registration statement on Form S-8 to register all of the shares of our common stock reserved for issuance under the ESPP.

Compensation Clawback Policy

We have adopted a clawback policy, or the Clawback Policy, in compliance with the SEC’s and Nasdaq’s final rules. The Clawback Policy requires the repayment of certain erroneously awarded incentive-based compensation paid to any current or former executive officer, including our named executive officers, in connection with a restatement of financial statements if such compensation exceeds the amount that the executive officers would have received based on the restated financial statements. The Clawback Policy is filed as Exhibit 97 to this Annual Report.

Timing of Grants of Equity Awards

In accordance with Item 402(x) of Regulation S-K under the Securities Act, we are providing information regarding our procedures related to the grant of certain equity awards close in time to the release of material non-public information, or MNPI. Although we do not have a formal policy, program or plan that requires us to award equity or equity-based compensation on specific dates, we generally expect our Compensation Committee to approve and grant equity awards to our executive officers annually. Additionally, our Insider Trading Policy prohibits directors, officers and employees from trading in our common stock while in possession of or on the basis of MNPI about us. We have not timed, and do not plan to time, the disclosure of MNPI for the purpose of affecting the value of executive compensation.

We were a private company during the year ended December 31, 2025 and therefore no options were granted to our named executive officers within four business days prior to, or one business day following, the filing or furnishing of a periodic or current report by us that disclosed MNPI.

Limitations on Liability and Indemnification

Our Certificate of Incorporation provides that, to the fullest extent permitted by the DGCL, we will indemnify any officer or director of our company against all monetary damages for breach of fiduciary duty as a director or an officer, as applicable. Amending these provisions will not adversely affect any right or protection of a director or an officer existing at the time of, or increase the liability of any director or officer with respect to any acts or omissions of such director or officer occurring prior to the amendment. We have entered and expect to continue to enter into agreements to indemnify our directors, executive officers, and other employees as determined by our board of directors. With certain exceptions, these agreements provide for indemnification for related expenses including attorneys’ fees, judgments, fines, and settlement amounts incurred by any of these individuals in any action or proceeding.

We believe that these Certificate of Incorporation provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers. We also maintain customary directors’ and officers’ liability insurance.

The limitation of liability and indemnification provisions in our Certificate of Incorporation may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted for directors, executive officers, or persons controlling us, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Rule 10b5-1 Plans

Our directors, officers, and key employees may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades under parameters established by the director or officer when entering into the plan, without further direction from the director or officer. The director or officer may amend or terminate a Rule 10b5-1 plan, subject to certain requirements. Our directors and executive officers may also buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with the terms of our insider trading policy and any applicable Rule 10b5-1 guidelines. Prior to August 4, 2026, subject to early termination and subject to certain limited exceptions, the sale of any shares under such Rule 10b5-1 plan would be subject to the lock-up agreement that the director or executive officer has entered into with the underwriters in connection with our initial public offering.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Robert Huffines, David Meline, and Leon Chen, Ph.D., with Robert Huffines serving as Chair of the Compensation Committee. None of the members of the Compensation Committee has at any time been one of our officers or employees. None of our executive officers currently serve, or in the past fiscal year has served, as a member of the board of directors or the compensation committee of any entity that has one or more executive officers on our board of directors or the Compensation Committee.

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors during the year ended December 31, 2025. Other than as set forth in the table and described more fully below, we did not pay any compensation, or grant any equity awards or non-equity awards, to any of the non-employee members of our board of directors in 2025. Dr. Perlmutter, our Chief Executive Officer, also served on our board of directors during the year ended December 31, 2025, but did not receive any additional compensation for his service as a director. See the section of this Annual Report titled “Executive Compensation” for more information regarding the compensation earned by Dr. Perlmutter.

We have reimbursed and will continue to reimburse all of our non-employee directors for their reasonable out-of-pocket expenses incurred in attending board of directors and committee meetings. Prior to our initial public offering certain of our directors were party to agreements governing the terms of their service as directors and their compensation. Each of these agreements have been terminated.

The following table sets forth information regarding the compensation awarded to our non-employee directors during the year ended December 31, 2025.

Name	Option Award ($)(1)
Dror Berman(2)	—
Leon Chen, Ph.D.	—
Kenneth C. Frazier(3)	67,996
Robert Huffines(4)	70,929
Robin Washington(5)	69,318
James Tananbaum, M.D.(6)	—
David Meline(7)	1,228,221
Joshua Wolfe	—

(1)
The amounts reported in the “Option Awards” column represent the aggregate grant date fair value of the stock options awarded to our non-employee directors during fiscal year 2025, calculated in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718. The amounts reported in the Option Awards column for 2025 also include the incremental fair value associated with the modification in 2025 of the exercise prices of options granted to our non-employee directors in prior years in connection with our option repricing in May 2025, computed in accordance with FASB ASC Topic 718 as follows: $67,996 for Mr. Frazier, $70,929 for Mr. Huffines, and $69,318 for Ms. Washington. The assumptions used in calculating the grant date fair value of the awards reported in this column are set forth in Note 2 to our audited financial statements included elsewhere in this Annual Report. The amounts reported in this column reflect the accounting cost for the stock options and do not reflect the actual economic value that will be realized by the individual upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such awards.
(2)
Mr. Berman resigned from the board of directors effective as of January 24, 2026.
(3)
As of December 31, 2025, Mr. Frazier held options to purchase an aggregate of 83,803 shares of our common stock.
(4)
As of December 31, 2025, Mr. Huffines held options to purchase an aggregate of 67,043 shares of our common stock.
(5)
Ms. Washington resigned from the board of directors effective as of March 31, 2025.
(6)
Dr. Tananbaum resigned from the board of directors effective as of January 24, 2026.
(7)
As of December 31, 2025, Mr. Meline held options to purchase an aggregate of 67,043 shares of our common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 17, 2026, for:

•
each of our named executive officers;
•
each of our directors;
•
all of our current directors and executive officers as a group; and
•
each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding shares common stock.

We have based our calculation of the percentage of beneficial ownership on 54,138,555 shares of our common stock outstanding as of March 17, 2026. We have determined beneficial ownership in accordance with the rules of the SEC, which generally means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security, including options or warrants that are currently exercisable or are exercisable within 60 days of March 17, 2026. Unless otherwise indicated, to our knowledge, the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to community property laws where applicable. The information in the table below does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Sections 13(d) and 13(g) of the Securities Act.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Eikon Therapeutics, Inc., 230 Harriet Tubman Way, Millbrae, California 94030.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
5% and Greater Stockholders:
Entities affiliated with Lux(1)	5,972,786	11.0%
Entities affiliated with Foresite Capital(2)	4,148,519	7.7%
Entities affiliated with The Column Group(3)	6,353,712	11.6%
Entities affiliated with Innovation Endeavors(4)	3,369,519	6.2%
Entities affiliated with ADIA(5)	2,816,714	5.2%
Named Executive Officers and Directors:
Roger M. Perlmutter M.D., Ph.D(6)	2,893,171	5.2%
Roy Baynes, M.D., Ph.D(7)	192,414	*
Michael Klobuchar(8)	70,116	*
Leon Chen, Ph.D.(9)	—	—
Kenneth C. Frazier(10)	188,659	*
Robert Huffines(11)	41,583	*
David Meline(12)	6,983	*
Joshua Wolfe(13)	5,972,786	11.0%
All executive officers and directors as a group (10 persons)(14)	9,738,248	17.3%

* Represents beneficial ownership of less than 1%

(1)
Consists of (i) 1,290,428 shares of common stock held by Lux Co-Invest Opportunities II, L.P., or LCIO II, (ii) 2,294,653 shares of common stock held by Lux Total Opportunities, LP, or LTOP, and (iii) 2,387,705 shares of common stock held by Lux Ventures V, L.P., or LVV.

Lux Co-Invest Partners II, LLC, or LCIP II, is the general partner of LCIO II and exercises voting and dispositive power over the shares owned by LCIO II. Lux Total Opportunities Partners, LLC, or LTOP, is the general partner of LTO and exercises voting and dispositive power over the shares owned by LTO. Lux Venture Partners V, LLC, or LVPV, is the general partner of LVV and exercises voting and dispositive power over the shares owned by LVV. Peter Hébert and Joshua Wolfe, a member of our board of directors, are the individual managing members of LCIP II, LTOP, and LVPV and may be deemed to share voting and dispositive power for the shares directly held by LCIO II, LTO, and LVV. Each of LCIP II, LTOP, LVPV, Mr. Hébert and Mr. Wolfe disclaims beneficial ownership of the shares noted herein except to the extent of their respective pecuniary interests therein. The principal business address of the foregoing entities and individuals is c/o Lux Capital Management, LLC, 920 Broadway, 11th Floor, New York, NY 10010. The information herein is based solely on the Form 4 filed by the entities affiliated with Lux Capital, Mr. Hébert, and Mr. Wolfe on February 6, 2026.

(2)
Consists of (i) (a) 1,943,682 shares of common stock and (b) warrants to purchase 17,092 shares of common stock, exercisable within 60 days of March 17, 2026, held by Foresite Capital Fund IV, L.P., or Fund IV, (ii) (a) 1,318,983 shares of common stock and (b) warrants to purchase 34,185 shares of common stock, exercisable within 60 days of March 17, 2026, held by Foresite Capital Fund V, L.P., or Fund V, (iii) (a) 425,852 shares of common stock held by Foresite Capital Opportunity Fund V, L.P., or Opportunity Fund V, and (iv) 408,725 shares of common stock held by Foresite Capital VI-A, LLC, or Fund VI-A.

Foresite Capital Management IV, LLC, or FCM IV, is the general partner of Fund IV and may be deemed to have sole voting and dispositive power over the securities held by Fund IV. Foresite Capital Management V, LLC, or FCM V, is the general partner of Fund V and may be deemed to have sole voting and dispositive power over the securities held by Fund V. Foresite Capital Opportunity Management V, LLC, or FCOM V, is the general partner of Opportunity Fund V and may be deemed to have sole voting and dispositive power over the shares held by Opportunity Fund V. James B. Tananbaum, M.D. is the managing member of FCM IV, FCM V, and FCOM V and may be deemed to have sole voting and dispositive power over the securities held by Fund IV, Fund V, and Opportunity Fund V, respectively. Each of Fund IV, Fund V, Opportunity Fund V, and Dr. Tananbaum disclaims beneficial ownership of the securities noted herein except to the extent of their respective pecuniary interests therein. Foresite Capital VI-A Management, LLC, or FC VI-A Management, is the managing member of Fund VI-A and may be deemed to have sole voting and dispositive power over the shares held by Fund VI-A. Dr. Tananbaum is the managing member of FC VI-A Management and may be deemed to have sole voting and dispositive power over the shares held by Fund VI-A. Each of Fund VI-A and Dr. Tananbaum disclaims beneficial ownership of these shares except to the extent of their respective pecuniary interests therein. The principal business address of the foregoing entities and individuals is 900 Larkspur Landing Circle, Suite 150, Larkspur, CA 94939. The information herein is based solely on the Schedule 13G filed by the entities affiliated with Foresite Capital and Dr. Tananbaum on February 11, 2026.

(3)
Consists of (i) 4,312,139 shares of common stock held by The Column Group IV, LP, or TCG IV LP, (ii) 148,840 shares of common stock held by The Column Group IV-A, LP, or TCG IV-A LP, and (iii) (a) 1,319,164 shares of common stock and (b) warrants to purchase 573,569 shares of common stock, exercisable within 60 days of March 17, 2026, held by The Column Group Opportunity III, LP, or TCG Opportunity III LP.

The Column Group IV GP, LP, or TCG IV GP LP, is the general partner of TCG IV LP and may be deemed to have voting and investment power with respect to shares directly held by TCG IV LP. TCG IV GP LP is the general partner of TCG IV-A LP and may be deemed to have voting and investment power with respect to shares directly held by TCG IV-A LP. The Column Group Opportunity III GP, LP, or TCG Opportunity III GP LP, is the general partner of TCG Opportunity III LP. TCG Opportunity III GP, LLC is the general partner of TCG Opportunity III GP LP and the ultimate general partner of TCG Opportunity III LP. Each of TCG Opportunity III GP LP and TCG Opportunity III GP, LLC may be deemed to have voting, investment and dispositive power with respect to securities directly held by TCG Opportunity III LP. Peter Svennilson and Tim Kutzkey, or collectively, the TGC Managing Partners, are the managing partners of TCG IV GP LP and TCG Opportunity III GP, LLC and may each be deemed to share voting, investment and dispositive power with respect to securities directly held by TCG IV LP, TCG IV-A LP, and TCG Opportunity III LP, respectively. Each of TCG IV GP LP, TCG Opportunity III GP LP, TCG Opportunity III GP, LLC, and the TCG Managing Partners disclaims beneficial ownership of the securities noted herein, except to the extent of its or his pecuniary interest therein. Leon Chen, a member of our board of directors, is a partner at The Column Group and has no voting or dispositive power with respect to any of the above referenced securities and disclaims beneficial ownership of such securities except to the extent of his respective pecuniary interest therein. The principal business address of the foregoing entities and individuals is 1 Letterman Drive, Building D, Suite M-900, San Francisco, CA 94129. The information herein is based solely on the Schedule 13D filed by the entities affiliated with The Column Group and the TCG Managing Partners on February 12, 2026.

(4)
Consists of (i) 147,819 shares of common stock held by Innovation Endeavors ET SPV LP, or IE ET SPV LP, (ii) 2,723,226 shares of common stock held by Innovation Endeavors III LP, or IE III LP, and (iii) 498,474 shares of common stock held by Innovation Endeavors IV LP, or IE IV LP.

Innovation Endeavors ET SPV GP LLC, or IE ET SPV GP LLC, is the general partner of IE ET SPV LP and may be deemed to have voting and dispositive power over the shares held by IE ET SPV LP. Innovation Endeavors III GP, LLC, or IE III GP LLC, is the general partner of IE III LP and may be deemed to have voting and dispositive power over the shares held by IE III LP. Innovation Endeavors IV GP, LLC, or IE IV GP LLC, is the general partner of IE IV LP and may be deemed to have voting and dispositive power over the shares held by IE IV LP. Voting and dispositive decisions with respect to the shares held by IE ET SPV LP and IE IV LP are made collectively by the managing members of IE ET SPV GP LLC and IE IV GP LLC: Dror Berman, Harpinder Singh, and Scott Brady. Voting and dispositive decisions with respect to the shares held by IE III LP are made collectively by the managing members of IE III GP LLC: Dror Berman, Scott Brady, and Rick Scanlon. The principal business address of the foregoing entities is 1845 El Camino Real, Palo Alto, CA 94306.

(5)
Consists of (i) 1,147,138 shares of common stock held by Platinum Falcon B 2018 RSC Limited, or Platinum Falcon and (ii) 1,669,576 shares of common stock held by Abu Dhabi Investment Authority, or ADIA.

Platinum Falcon is a wholly owned subsidiary of ADIA, and ADIA may be deemed to be the beneficial owner of the shares of common stock directly held by Platinum Falcon. The principal place of business of ADIA is 211 Corniche Street, P.O. Box 3600, Abu Dhabi, United Arab Emirates 3600. The principal place of business of Platinum Falcon is Level 26, Al Khatem Tower, Abu Dhabi Global Market Square, Al Maryah Island, Abu

Dhabi, United Arab Emirates. The information herein is based solely on the Schedule 13G filed by Platinum Falcon and ADIA on February 18, 2026.

(6)
Consists of (i) (a) 1,190,999 shares of common stock and (b) options to purchase 1,417,315 shares of common stock, exercisable within 60 days of March 17, 2026, held by Dr. Roger M. Perlmutter, and (ii) 284,857 shares of common stock held by Perlmutter Consulting, Inc. Dr. Perlmutter is the sole shareholder of Perlmutter Consulting, Inc.
(7)
Consists of options to purchase 192,414 shares of common stock, exercisable within 60 days of March 17, 2026.
(8)
Consists of options to purchase 70,116 shares of common stock, exercisable within 60 days of March 17, 2026.
(9)
See Note 3.
(10)
Consists of (i) 111,111 shares of common stock and (ii) options to purchase 77,548 shares of common stock, exercisable within 60 days of March 17, 2026.
(11)
Consists of options to purchase 41,583 shares of common stock, exercisable within 60 days of March 17, 2026.
(12)
Consists of options to purchase 6,983 shares of common stock, exercisable within 60 days of March 17, 2026.
(13)
Consists of the shares described in Note 1. Mr. Wolfe disclaims beneficial ownership of the shares referenced in Note 1, except to the extent of his pecuniary interest therein.
(14)
Consists of (i) 7,611,325 shares of common stock and (ii) options to purchase 2,126,923 shares of common stock, exercisable within 60 days of March 17, 2026.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2025.

Plan category	Number of securities to be issued upon exercise of outstanding stock options	Weighted- average exercise price of outstanding stock options	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by stockholders(1)	5,513,142	$9.70	1,449,522
Equity compensation plans not approved by stockholders	—	—	—
Total	5,513,142	$9.70	1,449,522

(1) Consists of the 2019 Plan. The 2026 LTIP and 2026 ESPP became effective on February 6, 2026. Following the effectiveness of the 2026 LTIP, no further grants will be made under the 2019 Plan. Any outstanding awards granted under the 2019 Plan will remain subject to the terms of the 2019 Plan and applicable award agreements. The table above does not include any amounts issuable under either the 2026 LTIP or 2026 ESPP, as they were not in effect as of December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions since January 1, 2024 and any currently proposed transactions in which we have been a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets as of each of December 31, 2025 and 2024, and in which any of our then directors, executive officers or holders of more than 5% of any class of our capital stock at the time of such transaction, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described in the section of this Annual Report titled “Executive Compensation.”

Participation in our Initial Public Offering

In February 2026, Kenneth C. Frazier, a member of our board of directors, as well as certain beneficial owners of more than 5% of our capital stock and their affiliates participated in our initial public offering. Lux Capital, Foresite Capital, The Column Group, Innovation Endeavors, Catalyst4, Inc., and Mr. Frazier purchased approximately $5.0 million, $1.0 million, $38.1 million, $5.0 million, $16.0 million, and $2.0 million, respectively, of shares of our common stock in our initial public offering at the initial public offering price of $18.00 per share.

Series D Preferred Stock Financing

On February 14, 2025, we entered into the Series D Preferred Stock Purchase Agreement with a number of investors named therein. In multiple closings held in February 2025, we issued and sold an aggregate of 60,005,669 shares of our Series D redeemable convertible preferred stock at a purchase price of $5.84 per share for an aggregate purchase price of approximately $350.7 million, which we refer to as the Series D Preferred Stock Financing.

The following table summarizes the Series D redeemable convertible preferred stock purchased by our directors, executive officers, or holders of more than 5% of our capital stock as of the date of the applicable closing, and entities affiliated with certain of our executive officers and directors. The Series D redeemable convertible preferred stock converted into an aggregate of 8,046,030 shares of common stock immediately prior to the completion of our initial public offering, after giving effect to the applicable conversion ratio.

Name(1)	Series D Preferred Stock Purchased (Shares)	Aggregate Purchase Price ($)
The Column Group Opportunity III, LP	5,133,076	29,999,998
Lux Total Opportunities, L.P.	10,266,152	59,999,996
Entities affiliated with Foresite Capital(2)	5,133,076	29,999,998
Perlmutter Consulting, Inc.	855,512	4,999,996

(1)
Additional details regarding certain of these stockholders and their equity holdings are included in the section of this Annual Report titled "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
(2)
Consists of (i) 1,711,025 shares of Series D redeemable convertible preferred stock held by Foresite Capital Fund IV, L.P., and (ii) 3,422,051 shares of Series D redeemable convertible preferred stock held by Foresite Capital Fund V, L.P.

Share Exchange

On February 14, 2025, in connection with the initial issuance and sale of our Series D redeemable convertible preferred stock, we entered into Exchange Agreements with, among others, the holders of more than 5% of our outstanding capital stock listed in the table in the subsection titled “—Series D Preferred Stock Financing” above. In multiple closings held in February 2025, we issued (i) an aggregate of 35,756,908 shares of our Series B-1 redeemable convertible preferred stock as a result of the cancellation of an aggregate of 11,814,375 shares of our Series B redeemable convertible preferred stock, and (ii) an aggregate of 4,975,110 shares of our Series C-1 redeemable convertible preferred stock as a result of the cancellation of an aggregate of 1,352,470 shares of our Series C redeemable convertible preferred stock.

The following table summarizes the Series B-1 redeemable convertible preferred stock acquired by our directors, executive officers, or holders of more than 5% of our capital stock as of the date of the applicable closing, and entities affiliated with certain of our executive officers and directors. The Series B-1 redeemable convertible preferred stock converted into an aggregate of 4,794,565 shares of common stock immediately prior to the completion of our initial public offering, after giving effect to the applicable conversion ratio.

Name(1)	Series B-1 Preferred Stock Acquired (Shares)	Series B Preferred Stock Cancelled (Shares)
Entities affiliated with Lux(2)	8,815,537	2,912,725
Entities affiliated with Foresite Capital(3)	3,895,143	1,286,987
Mahler International Limited	4,277,561	1,413,341

(1)
Additional details regarding certain of these stockholders and their equity holdings are included in the section of this Annual Report titled "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
(2)
Consists of (i) 5,289,322 shares of Series B-1 redeemable convertible preferred stock held by Lux Co-Invest Opportunities II, L.P., and (ii) 3,526,215 shares of Series B-1 redeemable convertible preferred stock held by Lux Total Opportunities, L.P.
(3)
Consists of (i) 282,317 shares of Series B-1 redeemable convertible preferred stock held by Foresite Capital Fund IV, L.P., (ii) 282,317 shares of Series B-1 redeemable convertible preferred stock held by Foresite Capital Fund V, L.P., (iii) 282,317 shares of Series B-1 redeemable convertible preferred stock held by Foresite Capital Opportunity Fund V, L.P., and (iv) 3,048,192 shares of Series B-1 redeemable convertible preferred stock held by Foresite Capital VI-A, LLC.

The following table summarizes the Series C-1 redeemable convertible preferred stock acquired by our directors, executive officers, or holders of more than 5% of our capital stock as of the date of the applicable closing, and entities affiliated with certain of our executive officers and directors. The Series C-1 redeemable convertible preferred stock converted into an aggregate of 667,102 shares of common stock immediately prior to the completion of our initial public offering, after giving effect to the applicable conversion ratio.

Name(1)	Series C-1 Preferred Stock Purchased (Shares)	Series C Preferred Stock Purchased (Shares)
Entities affiliated with The Column Group(2)	855,507	232,567
Entities affiliated with Foresite Capital(3)	785,611	213,566
Lux Total Opportunities, L.P.	1,450,614	394,345

(1)
Additional details regarding certain of these stockholders and their equity holdings are included in the section of this Annual Report titled "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
(2)
Consists of (i) 28,229 shares of Series C-1 redeemable convertible preferred stock held by The Column Group IV-A, LP, and (ii) 827,278 shares of Series C-1 redeemable convertible preferred stock held by The Column Group IV, LP.
(3)
Consists of (i) 501,219 shares of Series C-1 redeemable convertible preferred stock held by Foresite Capital Fund V, L.P., and (ii) 284,392 shares of Series C-1 redeemable convertible preferred stock held by Foresite Capital Opportunity Fund V, L.P.

Warrants

In connection with the issuance and sale of our Series D redeemable convertible preferred stock, on February 14, 2025, we issued warrants to Foresite Capital Fund IV, L.P., Foresite Capital Fund V, L.P., and The Column Group Opportunity III, LP, and on February 26, 2025, we issued a warrant to Mahler International Limited, for the purchase of up to an aggregate of 739,559 shares of our common stock, at an exercise price of $43.59 per share.

Investors’ Rights Agreement

On December 3, 2021, in connection with the initial issuance and sale of our Series B redeemable convertible preferred stock, we amended and restated the Amended and Restated Investors’ Rights Agreement dated as of May 4, 2021 by and among us and holders of our redeemable convertible preferred stock, including the holders of more than 5% of our outstanding capital stock as of such issuance and sale. The Amended and Restated Investors’ Rights Agreement, as amended and restated on May 17, 2023 in connection with the Series C Preferred Stock Financing and on February 14, 2025 in connection with the Series D Preferred Stock Financing, is referred to herein as the A&R Rights Agreement. Certain holders of more than 5% of our outstanding capital stock are party to the A&R Rights Agreement, including those listed in the table in the subsection titled “—Series D Preferred Stock Financing” above.

The A&R Rights Agreement grants certain rights to the holders of our outstanding redeemable convertible preferred stock, including certain registration rights with respect to the registrable securities held by them.

In addition, the A&R Rights Agreement imposed certain affirmative obligations on us, including, among other things, our obligation to grant certain investors who hold shares of our redeemable convertible preferred stock a right of first offer with respect to future sales of our equity, excluding the shares to be offered and sold in our initial public offering, and grant certain information and inspection rights to such investors. Each of these other obligations terminated in connection with the closing of our initial public offering.

Voting Agreement

On December 3, 2021, in connection with the initial issuance and sale of our Series B redeemable convertible preferred stock, we amended and restated the Amended and Restated Voting Agreement, or the Voting Agreement, dated as of May 4, 2021 by and among us and holders of our redeemable convertible preferred stock, including the holders of more than 5% of our outstanding capital stock as of such issuance and sale. The Amended and Restated Voting Agreement, as amended and restated on May 17, 2023 in connection with the Series C Preferred Stock Financing and on February 14, 2025 in connection with the Series D Preferred Stock Financing, is referred to herein as the A&R Voting Agreement. Certain holders of more than 5% of our outstanding capital stock were party to the A&R Voting Agreement, including those listed in the table in the subsection titled “—Series D Preferred Stock Financing” above.

Pursuant to the A&R Voting Agreement, the parties thereto agreed to vote their shares as needed to (i) maintain the size of our board of directors at eight members, and (ii) (a) so long as The Column Group owns at least 2,500,000 shares of our Series A redeemable convertible preferred stock, cause The Column Group’s designee, initially Leon Chen, Ph.D., to be elected as a preferred director, (b) so long as Innovation Endeavor owns at least 2,500,000 shares of our Series A redeemable convertible preferred stock, cause Innovation Endeavor’s nominee, initially Dror Berman, to be elected as a preferred director, (c) so long as Lux Total Opportunities, L.P. owns at least 2,500,000 shares of our Series A redeemable convertible preferred stock, cause Lux’s nominee, initially Joshua Wolfe, to be elected as a preferred director, (d) so long as Foresite Capital own at least 2,500,000 shares of our Series A redeemable convertible preferred stock, cause Foresite Capital’s nominee, initially James Tananbaum, M.D., to be elected as a preferred director, (e) cause our Chief Executive Officer, initially Roger M. Perlmutter, M.D., Ph.D., to be elected, and (f) cause up to three individual independent directors, initially Kenneth C. Frazier, Robin L. Washington and Robert Huffines, who were designated by a majority of all other then-serving directors, to be elected. In the event of a Sale of the Company (as defined in the A&R Voting Agreement) that had been approved by our board of directors and holders of a majority of shares of our redeemable convertible preferred stock, which majority must have included at least 30% of the shares of our Series B redeemable convertible preferred stock, Series B-1 redeemable convertible preferred stock, Series C redeemable convertible preferred stock, and Series C-1 redeemable convertible preferred stock, each party was required to vote in favor of the transaction and/or sell their stock in the transaction, and otherwise execute and deliver all related documentation and refrain from exercising dissenter’s rights or depositing their shares in a voting trust or other arrangement, subject to certain limitations. The rights set forth above terminated in connection with the closing of our initial public offering.

Right of First Refusal and Co-Sale Agreement

On December 3, 2021, in connection with the initial issuance and sale of our Series B redeemable convertible preferred stock, we amended and restated the Amended and Restated Right of First Refusal and Co-Sale Agreement, or the RoFR Agreement, dated as of May 4, 2021 by and among us and holders of our redeemable convertible preferred stock, including the holders of more than 5% of our outstanding capital stock as of such issuance and sale. The Amended and Restated RoFR Agreement, as amended and restated on May 17, 2023 in connection with the Series C Preferred Stock Financing and on February 14, 2025 in connection with the Series D Preferred Stock Financing, is referred to herein as the A&R RoFR Agreement. Certain holders of more than 5% of our outstanding capital stock were party to the A&R RoFR Agreement, including those listed in the table in the subsection titled “—Series D Preferred Stock Financing” above.

Pursuant to the A&R RoFR Agreement, we had a right of first refusal in respect of certain sales of securities by certain holders of our common stock, including holders of more than 1% of our outstanding capital stock. To the extent we did not exercise such right in full, certain holders of our redeemable convertible preferred stock were entitled to certain rights of first refusal and co-sale in respect of such sale. The A&R RoFR Agreement terminated in connection with the closing of our initial public offering.

Management Rights Letters

In connection with the issuance and sale of our redeemable convertible preferred stock, we entered into management rights letters with certain purchasers of our redeemable convertible preferred stock, including holders of more than 5% of our capital stock and entities with which certain of our directors or officers are affiliated, pursuant to which such entities were granted certain management rights, including preemptive rights, observer rights, and the rights to receive board materials, consult with and advise our management on significant business issues, review our operating plans, examine our books and records, and inspect our facilities. These management rights letters or the rights provided therein, other than certain confidentiality obligations, terminated in connection with the closing of our initial public offering.

Employment Arrangements

We have entered into employment agreements with certain of our executive officers. For more information regarding these agreements with our named executive officers, see the sections of this Annual Report titled “Executive Compensation—Employment Arrangements” and “Executive Compensation—Potential Payments Upon Termination or Change in Control.”

Equity Grants

We have granted options to purchase shares of our common stock to certain of our executive officers and directors. For more information regarding the options granted to our named executive officers and directors, see the section of this Annual Report titled “Executive Compensation.”

Indemnification Agreements

We have entered into indemnification agreements with our current directors and executive officers. The indemnification agreements and our Bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law. For more information regarding these agreements, see the section of this Annual Report titled “Executive Compensation—Limitations on Liability and Indemnification.”

Collaboration Agreement with Catalyst4

On June 7, 2024, we entered into a Collaboration Agreement, or the Catalyst4 Agreement, with Catalyst4, Inc., or Catalyst4, and The Column Group-Neuro, LP, or TCG. Under the Catalyst4 Agreement, we agreed to collaborate with Catalyst4 to create diagnostic, drug discovery, and drug development programs in the field of diagnostic and therapeutic uses in humans for Parkinson’s disease.

Pursuant to a purchase right under the Catalyst4 Agreement, Catalyst4 invested $75.0 million in our Series D financing. After the close of our Series D financing, Catalyst4 beneficially owns more than 5% of our capital stock.

Catalyst4 must pay us an aggregate payment of $25.0 million paid in installments over five years, to be used solely for our research and development efforts under the Catalyst4 Agreement. We are required to pay Catalyst4 up to $50.0 million in the aggregate upon the achievement of a certain regulatory milestone with respect to products developed under the Catalyst4 Agreement. Additionally, if we sell to or otherwise partner with a third party to develop or commercialize any such product candidate, we are required to pay Catalyst4 a mid-double digit percentage of the income we receive from such arrangements, up to a maximum of $50.0 million in the aggregate.

Securities and Preemptive Rights Held by Dr. Perlmutter and His Affiliate

On March 12, 2021, we entered into the Perlmutter Offer Letter with Dr. Perlmutter, in which we agreed to grant Dr. Perlmutter an initial option to purchase a number of shares of our common stock equal to 10% of our capitalization on a fully diluted basis on the date of grant. In addition, subject to Dr. Perlmutter’s continued service as our Chief Executive Officer or Chair of our board, we agreed to grant Dr. Perlmutter additional options to purchase shares of our common stock such that the total number of shares exercised or exercisable pursuant to all such options equals a percentage of our capitalization on a fully diluted basis, which percentage equals (a) 10%, (b) after the third tranche closing of our Series A redeemable convertible preferred stock financing, which took place on March 29, 2021, 7%, (c) after an equity financing that has a pre-closing valuation of $1 billion, 8%, (d) after an equity financing that has a pre-closing valuation of $2 billion, 9%, (e) after an equity financing that has a pre-closing valuation of $4 billion, 10%, and (f) after an equity financing that has a pre-closing valuation of $8 billion, 11%. Our obligation to grant Dr. Perlmutter such options did not extend to our initial public offering and ceased on January 22, 2026, the effective date of the Perlmutter Employment Agreement. Dr. Perlmutter could elect to have these options issued in the form of restricted shares of common stock, all of which shares would be subject to our right to repurchase of unvested shares.

In connection with the Series C Preferred Financing and the Series D Preferred Financing, Dr. Perlmutter entered into waivers with respect to his right to receive any equity awards under the Perlmutter Offer Letter, respectively.

In the Perlmutter Offer Letter, we also agreed to grant Dr. Perlmutter the right to purchase our securities issued in future private placement equity or convertible debt financings up to such that after each such financing, Dr. Perlmutter’s equity ownership, inclusive of all other securities held, equals 10% of our capitalization on a fully diluted basis. Our obligation to do so ceased on January 22, 2026, the effective date of the Perlmutter Employment Agreement.

Perlmutter Consulting LLC, an entity controlled by Dr. Perlmutter, purchased 1,268,891 shares of our Series A-1 redeemable convertible preferred stock at a purchase price of $2.00 per share on May 12, 2021 and 855,512 shares of our Series D redeemable convertible preferred stock at a purchase price of $5.84 per share on February 14, 2025.

Related Person Transaction Policy

In connection with our initial public offering, we adopted a written related person transaction policy that sets forth our procedures for the identification, review, consideration, and approval or ratification of related person transactions. The policy became effective on February 4, 2026. For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which (i) we are, were or will be a participant, (ii) any related person has, had or will have a direct or indirect material interest, and (iii) in which the amount involved exceeded or will exceed, so long as we qualify as a smaller reporting company, the lesser of $120,000 or 1% of the average of our total assets as of the end of the two prior fiscal years, or, once we no longer qualify as a smaller reporting company, $120,000. Transactions involving compensation for services provided to us as an executive officer or director are not covered by this policy. A related person is any officer, director (or nominee to become a director), or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members.

All of the transactions described above were entered into prior to the adoption of the written related person transaction policy, but all were approved by our board of directors considering similar factors to those described above.

Director Independence

Under the rules and listing standards of the Nasdaq Rules, a majority of the members of our board of directors must satisfy the criteria for “independence.” No director qualifies as independent under the Nasdaq Rules unless our board of directors affirmatively so determines in accordance with such rules. Our board of directors has determined that all of our directors qualify as independent under the Nasdaq Rules, other than Roger M. Perlmutter, M.D., Ph.D., Leon Chen, Ph.D., and Joshua Wolfe. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our shares by each non-employee director and the transactions described above.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm Fees and Services

PricewaterhouseCoopers LLP has served as our independent registered public accounting firm since 2022. The following table sets forth all fees paid or accrued by us for professional audit services and other services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Audit Fees(1)	$2,360,000	$715,000
Audit-related Fees	—	—
Tax Fees(2)	—	14,822
All Other Fees	2,000	—
	$2,362,000	$729,822

(1)
Includes fees for audits of our annual financial statements and for services provided in connection with SEC filings, including consents and comfort letters. The fees for the year ended December 31, 2025 include services rendered in connection with our initial public offering.
(2)
Includes fees for advisory services related to value added tax.

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee pre-approves all audit services and permitted non-audit services (including the fees and terms thereof) to be provided to us by PricewaterhouseCoopers LLP, subject to the de minimis exception for non-audit services that are approved by the Audit Committee prior to the completion of an audit. The Audit Committee may delegate authority to one or more of its members to grant pre-approvals of audit services and permitted non-audit services provided that the decisions of such Audit Committee member or members must be reported to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
Documents filed as part of this Annual Report:
(1)
Financial statements

Reference is made to the financial statements and supplementary data included in Item 8 of Part II hereof.

(2)
Financial statement schedules required

All schedules have been omitted because they are not required, not applicable, or the required information is included in the financial statements or notes thereto.

(3)
Exhibits

A list of exhibits to this Annual Report is set forth below and is incorporated herein by reference. See Item 15(b) below.

(b)
Exhibits

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-43085), filed with the SEC on February 6, 2026).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-292633), filed with the SEC on January 9, 2026).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-292633), filed with the SEC on January 9, 2026).

4.2†	Form of Warrant to Purchase Stock (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-292633), filed with the SEC on January 9, 2026).

4.3†#

Amended and Restated Investors’ Rights Agreement, dated February 14, 2025, by and among Eikon Therapeutics, Inc. and the investors thereto (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-292633), filed with the SEC on January 9, 2026).

4.4*	Description of Registrant’s Securities.

10.1+

Eikon Therapeutics, Inc. 2019 Equity Incentive Plan, as amended, and forms of agreement thereunder (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-292633), filed with the SEC on January 28, 2026).

10.2+*	Eikon Therapeutics, Inc. 2026 Long Term Incentive Plan, and forms of agreement thereunder.

10.3+

Eikon Therapeutics, Inc. 2026 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-292633), filed with the SEC on January 28, 2026).

10.4+†

Eikon Therapeutics, Inc. Amended and Restated Notice of Stock Option Grant, by and between Eikon Therapeutics, Inc. and Roger M. Perlmutter, M.D., Ph.D., and the Stock Option Agreement, dated May 6, 2025 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-292633), filed with the SEC on January 28, 2026).

10.5+†

Eikon Therapeutics, Inc. Notice of Stock Option Grant, by and between Eikon Therapeutics, Inc. and Roger M. Perlmutter, M.D., Ph.D., and the Stock Option Agreement, dated May 6, 2025 (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-292633), filed with the SEC on January 28, 2026).

10.6+†

Form of Indemnification Agreement by and between Eikon Therapeutics, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-292633), filed with the SEC on January 9, 2026).

10.7+

Executive Employment Agreement, dated January 22, 2026, by and between Roger M. Perlmutter and Eikon Therapeutics, Inc (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-292633), filed with the SEC on January 28, 2026).

10.8+

Executive Employment Agreement, dated January 22, 2026, by and between Michael Klobuchar and Eikon Therapeutics, Inc (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-292633), filed with the SEC on January 28, 2026).

10.9+

Executive Employment Agreement, dated January 25, 2026, by and between Roy Baynes and Eikon Therapeutics, Inc (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-292633), filed with the SEC on January 28, 2026).

10.10†

Exclusive Collaboration Agreement, dated March 29, 2023, by and among Eikon Therapeutics, Inc., Seven and Eight Biotherapeutics Corp., Birdie Biopharmaceuticals Inc., Birdie Biotherapeutics HK Limited, Birdie Biopharmaceuticals Co. Limited, Seven and Eight Biopharmaceuticals Inc., Birdie Biopharmaceuticals HK Limited, Birdie Biotechnology (BVI Limited), Birdie Biotechnology HK Limited, and Birdie Biopharmaceuticals (Beijing) Co., Ltd. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-292633), filed with the SEC on January 9, 2026).

10.11†

Amendment No. 1 to the Exclusive Collaboration Agreement, dated May 16, 2023, by and among Eikon Therapeutics, Inc., Seven and Eight Biotherapeutics Corp., Birdie Biopharmaceuticals Inc., Birdie Biotherapeutics HK Limited, Birdie Biopharmaceuticals Co. Limited, Seven and Eight Biopharmaceuticals Inc., Birdie Biopharmaceuticals HK Limited, Birdie Biotechnology (BVI Limited), Birdie Biotechnology HK Limited, and Birdie Biopharmaceuticals (Beijing) Co., Ltd. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-292633), filed with the SEC on January 9, 2026).

10.12†

Exclusive License and Development Agreement, dated March 29, 2023, by and among Eikon Therapeutics, Inc., Superb Wisdom Limited, Seven and Eight Biotherapeutics Corp., Birdie Biopharmaceuticals Inc., Birdie Biotherapeutics HK Limited, Birdie Biopharmaceuticals Co. Limited, Seven and Eight Biopharmaceuticals Inc., Birdie Biopharmaceuticals HK Limited, Birdie Biotechnology (BVI Limited), Birdie Biotechnology HK Limited, and Birdie Biopharmaceuticals (Beijing) Co., Ltd. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-292633), filed with the SEC on January 9, 2026).

10.13†

Amended and Restated Collaboration Agreement, dated November 22, 2023, by and between Eikon Therapeutics, Inc. and Impact Therapeutics (Shanghai), Inc. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-292633), filed with the SEC on January 9, 2026).

10.14†

Amendment No. 1 to the Amended and Restated Collaboration Agreement, dated December 12, 2024, by and between Eikon Therapeutics, Inc. and Impact Therapeutics (Shanghai), Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-292633), filed with the SEC on January 9, 2026).

10.15†

Clinical Trial Collaboration and Supply Agreement, dated August 1, 2024, by and between Eikon Therapeutics, Inc. and MSD International Business GmbH (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-292633), filed with the SEC on January 9, 2026).

10.16†

Clinical Trial Collaboration and Supply Agreement, dated December 3, 2025, by and between Eikon Therapeutics, Inc. and MSD International Business GmbH (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 (File No. 333-292633), filed with the SEC on January 9, 2026).

10.17†

Clinical Trial Collaboration and Supply Agreement, dated December 5, 2025, by and between Eikon Therapeutics, Inc. and MSD International Business GmbH (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-292633), filed with the SEC on January 9, 2026).

10.18†

Lease Agreement, dated June 8, 2022, by and among Eikon Therapeutics, Inc., ARE-230 Adrian Road, LLC and ARE-231 Millbrae Avenue, LLC (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-292633), filed with the SEC on January 9, 2026).

10.19†

First Amendment to Lease Agreement, dated September 13, 2024, by and between Eikon Therapeutics, Inc. and ARE-230 Adrian Road, LLC (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-292633), filed with the SEC on January 9, 2026).

10.20†

Letter Agreement for Second Additional Tenant Improvement Allowance, dated November 28, 2023, by and between Eikon Therapeutics, Inc. and ARE-230 Adrian Road, LLC (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-292633), filed with the SEC on January 9, 2026).

19.1*	Insider Trading Policy.

21.1	Subsidiaries of Eikon Therapeutics, Inc. (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 (File No. 333-292633), filed with the SEC on January 9, 2026).

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Compensation Clawback Policy.

* Filed herewith.

+ Indicates management contract or compensatory plan or arrangement.

† Portions of this exhibit (indicated by [* * *]) have been omitted because the Registrant has determined that the information is both (i) not material and (ii) of the type that the Registrant treats as private and confidential.

# Certain schedules or exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

(c)
Financial statement schedules

Not applicable.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EIKON THERAPEUTICS, INC.

Date: March 30, 2026	By:	/s/ Roger M. Perlmutter, M.D., Ph.D.
Roger M. Perlmutter, M.D., Ph.D.
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roger M. Perlmutter and Alfred Bowie, and each of them, as his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Roger M. Perlmutter, M.D., Ph.D.	Chief Executive Officer, Chair and Director	March 30, 2026
Roger M. Perlmutter, M.D., Ph.D.	(Principal Executive Officer)

/s/ Alfred Bowie, Ph.D.	Chief Financial Officer	March 30, 2026
Alfred Bowie, Ph.D.	(Principal Financial and Accounting Officer)

/s/ Leon Chen, Ph.D.	Director	March 30, 2026
Leon Chen, Ph.D.

/s/ Kenneth C. Frazier	Director	March 30, 2026
Kenneth C. Frazier

/s/ Robert Huffines	Director	March 30, 2026
Robert Huffines

/s/ David Meline	Director	March 30, 2026
David Meline

/s/ Joshua Wolfe	Director	March 30, 2026
Joshua Wolfe