Form 10-Q
period 2026-03-31
Eikon Therapeutics, Inc.
filed 2026-05-11
CIK 1861123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-43085

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 1, 2026, the registrant had 54,138,628 shares of common stock, par value $0.0001 per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements about us and our industry within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, product candidates, plans for and results of preclinical studies and clinical trials, research and development costs, manufacturing plans, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negatives of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

•
the strategy, initiation, cost, timing, progress, and results of our preclinical studies, including our EIK1006 program, and clinical trials for our product candidates, including EIK1001, EIK1003, EIK1004, and EIK1005;
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
•
our reliance on third parties to conduct clinical trials of our product candidates;
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
•
our views regarding the restatement of our financial statements as of and for the nine months ended September 30, 2025 and our plans to remediate a material weakness in our internal control of financial reporting;
•
our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act or a smaller reporting company; and
•
our anticipated use of our existing resources, estimates of our expenses, capital requirements, and needs for additional financing.

We caution you that the forward-looking statements highlighted above do not encompass all of the forward-looking statements made in this Quarterly Report.

We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section of this Quarterly Report titled “Risk Factors” and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report and the documents that we reference in this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Quarterly Report with these cautionary statements.

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
•
Our business depends entirely on the success of our product candidates and development programs, including EIK1001, EIK1003, EIK1004, EIK1005, and EIK1006, and we cannot guarantee that any or all of our current or future product candidates will successfully complete clinical development, receive regulatory approval or be successfully commercialized. If we are unable to develop, receive regulatory approval for, and successfully commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited).

Eikon Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$161,154	$104,901
Marketable securities, current	351,028	231,074
Prepaid expenses and other current assets	16,919	12,542
Restricted cash	400	400
Total current assets	529,501	348,917
Property and equipment, net	138,067	142,898
Operating lease right-of-use assets, net	91,066	90,965
Marketable securities, non-current	83,828	—
Restricted cash, non-current	7,808	7,771
Other non-current assets	556	4,183
Total assets	$850,826	$594,734
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$6,005	$681
Accrued expenses and other current liabilities	29,319	44,298
Operating lease liability, current	9,740	10,028
Total current liabilities	45,064	55,007
Operating lease liability, non-current	245,091	247,291
Other non-current liabilities	10,000	10,000
Total liabilities	300,155	312,298
Commitments and contingencies (see Note 7)
Redeemable convertible preferred stock, $0.0001 par value; no shares authorized, issued and outstanding as of March 31, 2026 and 262,597,889 shares authorized, 222,658,133 shares issued and outstanding, and aggregate liquidation preference of $1,159,762 as of December 31, 2025	—	1,161,470
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 50,000,000 shares authorized and no shares issued and outstanding as of March 31, 2026 and no shares authorized, issued and outstanding as of December 31, 2025	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized and 54,138,555 shares issued and outstanding as of March 31, 2026 and 340,650,000 shares authorized and 3,068,490 shares issued and outstanding as of December 31, 2025	5	—
Additional paid-in capital	1,554,133	41,475
Accumulated deficit	(1,003,467)	(920,509)
Total stockholders’ equity (deficit)	550,671	(879,034)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$850,826	$594,734

The accompanying notes are an integral part of these condensed financial statements.

Eikon Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$70,047	$56,587
General and administrative	17,290	14,796
Total operating expenses	87,337	71,383
Loss from operations	(87,337)	(71,383)
Interest income (expense), net	4,380	3,160
Other income (expense), net	(1)	(20)
Net loss and comprehensive loss	(82,958)	(68,243)
Impact of preferred stock extinguishments and modifications	—	(6,300)
Net loss attributable to common stockholders	$(82,958)	$(74,543)
Net loss per share attributable to common stockholders, basic and diluted	$(2.46)	$(26.91)
Weighted-average shares of common stock outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	33,700,550	2,770,352

The accompanying notes are an integral part of these condensed financial statements.

Eikon Therapeutics, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances as of December 31, 2025	222,658,133	$1,161,470	3,068,490	$—	$41,475	$(920,509)	$(879,034)
Issuance of common stock in initial public offering, net of issuance costs of $33,093	—	—	21,177,600	2	348,102	—	348,104
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(222,658,133)	(1,161,470)	29,855,741	3	1,161,467	—	1,161,470
Issuance of common stock upon exercise of stock options	—	—	36,724	—	277	—	277
Vesting of early exercised stock options and restricted common stock	—	—	—	—	35	—	35
Stock-based compensation expense	—	—	—	—	2,777	—	2,777
Net loss	—	—	—	—	—	(82,958)	(82,958)
Balances as of March 31, 2026	—	$—	54,138,555	$5	$1,554,133	$(1,003,467)	$550,671

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2024	135,087,291	$808,221	2,869,760	$—	$33,011	$(604,941)	$(571,930)
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $547	60,005,669	350,153	—	—	—	—	—
Issuance of Series B-1 and C-1 redeemable convertible preferred stock and common stock warrants in exchange for extinguished Series B and C redeemable convertible preferred stock	19,977,824	(8,566)	—	—	(114)	8,680	8,566
Issuance of Series B-1 and C-1 redeemable convertible preferred stock in exchange for modified Series B and C redeemable convertible preferred stock	7,587,349	11,662	—	—	(11,662)	—	(11,662)
Issuance of common stock upon exercise of stock options	—	—	1,197	—	25	—	25
Repurchase of common stock	—	—	(201)	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	—	—	137	—	137
Stock-based compensation expense	—	—	—	—	2,970	—	2,970
Net loss	—	—	—	—	—	(68,243)	(68,243)
Balances as of March 31, 2025	222,658,133	$1,161,470	2,870,756	$—	$24,367	$(664,504)	$(640,137)

The accompanying notes are an integral part of these condensed financial statements.

Eikon Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net loss	$(82,958)	$(68,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,214	3,789
Stock-based compensation expense	2,777	2,970
Amortization of operating lease right-of-use assets	(101)	2,677
Amortization of premiums and accretion of discounts on marketable securities	(827)	(1,234)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,377)	(2,686)
Other assets	2,700	(399)
Accounts payable	5,324	2,277
Accrued expenses and other current liabilities	(15,065)	(9,384)
Operating lease liabilities	(2,488)	16,023
Other liabilities	—	(311)
Net cash used in operating activities	(89,801)	(54,521)

Investing Activities
Purchase of property and equipment	(262)	(22,358)
Purchase of marketable securities	(306,955)	(252,496)
Proceeds from maturities of marketable securities	104,000	61,000
Net cash used in investing activities	(203,217)	(213,854)

Financing Activities
Proceeds from issuance of common stock under stock plans	277	21
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	350,213
Proceeds from initial public offering, net of issuance costs	349,031	—
Net cash provided by financing activities	349,308	350,234

Net increase in cash, cash equivalents and restricted cash	56,290	81,859
Cash, cash equivalents and restricted cash at beginning of period	113,072	130,878
Cash, cash equivalents and restricted cash at end of period	$169,362	$212,737

Cash, cash equivalents and restricted cash at end of period
Cash and cash equivalents	$161,154	$204,582
Restricted cash	8,208	8,155
Cash, cash equivalents and restricted cash at end of period	$169,362	$212,737

Supplemental disclosure of cash flow information
Cash paid for interest	$4	$6
Cash paid for operating lease liabilities	10,483	2,555

Supplemental disclosure of non-cash financing and investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$221	$9,346
Vesting of early exercised stock options and restricted common stock	35	137

The accompanying notes are an integral part of these condensed financial statements.

Eikon Therapeutics, Inc.

Notes to Condensed Financial Statements

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

Initial Public Offering

On February 6, 2026, the Company closed its initial public offering (“IPO”) and issued 21,177,600 shares of its common stock at a price of $18.00 per share for approximate net proceeds of $348.1 million, after deducting underwriting discounts and commissions of $26.7 million and expenses of $6.4 million. In connection with the IPO, all shares of Series A, A-1, B, B-1, C, C-1 and D redeemable convertible preferred stock converted into 29,855,741 shares of common stock.

Liquidity and Going Concern Assessment

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net operating losses and negative cash flows from operations since its inception. As of March 31, 2026, the Company has an accumulated deficit of approximately $1.0 billion.

The Company has historically financed its operations primarily through private placements of its redeemable convertible preferred stock, and most recently, through its IPO. The Company may seek to raise capital through private or public equity financings, debt financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing.

The Company believes its cash, cash equivalents, and marketable securities balance of $596.0 million as of March 31, 2026 will be sufficient for the Company to continue as a going concern for at least one year from the date these condensed financial statements are issued.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission regarding interim reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. These condensed financial statements include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).

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

The Company is subject to a number of risks similar to other early-stage biopharmaceutical companies, including, but not limited to, the need to obtain adequate additional funding, possible failure of current or future in-process research and development of its technology, its reliance on third parties to assist in conducting its clinical trials, the need to obtain regulatory and marketing approvals, competitors advancing medicine in a field that the Company intends to enter that constrains its ability to compete effectively for market share, competitors developing technological innovations that reduce the value of the inventions that enable the Company to discover and develop new medicines, protection of its proprietary technology, and the need to secure and maintain adequate manufacturing arrangements with third parties. If the Company does not successfully commercialize its clinical assets, it will be unable to generate product revenue or achieve profitability.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less from the date of purchase to be cash and cash equivalents. Cash equivalents consist primarily of amounts held in money market funds and commercial paper, which are held at amortized cost.

Marketable Securities

The Company’s marketable securities consist of United States treasury securities and commercial paper, which are held-to-maturity and reported at amortized cost. The amortization of premiums and accretion of discounts from the purchase of the securities are recognized as a component of interest income in the statements of operations and comprehensive loss. Marketable securities are classified as either current or non-current assets based on their contractual maturity dates. Marketable securities are initially recorded net of an allowance for expected credit losses, if any, which are remeasured each period and any impairments are recognized as an expense. As of March 31, 2026, there had been no impairment or credit losses on the Company’s marketable securities.

Restricted Cash

The Company had deposits of $7.8 million included in long-term assets as of March 31, 2026 and December 31, 2025, restricted from withdrawal and held by a bank in the form of collateral for irrevocable standby letters of credit held as security for the Company’s leases. In addition, the Company had deposits of $0.4 million included in current assets as of March 31, 2026 and December 31, 2025, pledged for corporate credit cards.

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

Impairment of Long-Lived Assets

The Company reviews the carrying amounts of its long-lived assets, including property and equipment and right-of-use leased assets, for potential impairment whenever events or changes in circumstances indicate that the assets may not be recoverable. Factors that the Company considers in an impairment review include, but are not limited to, significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount, and the impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined using discounted cash flows. There was no impairment of long-lived assets during the three months ended March 31, 2026 and 2025.

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

The Company did not have any finance leases as of March 31, 2026 and December 31, 2025.

Redeemable Convertible Preferred Stock

The Company records redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. Holders of the redeemable convertible preferred stock can cause redemption for cash upon the occurrence of a deemed liquidation event, which is outside the Company’s control. Therefore, redeemable convertible preferred stock is classified outside of stockholders’ equity (deficit) on the balance sheet. The carrying values of the redeemable convertible preferred stock are adjusted to their liquidation preferences if and when it becomes probable that such a liquidation event will occur. The Company has not adjusted the carrying values of the redeemable convertible preferred stock to the liquidation preferences of such shares because the stock is not mandatorily redeemable and the occurrence of a deemed liquidation event is currently not probable.

Research and Development Expenses and Accruals

Research and development expenses are charged to expense as incurred. These expenses consist of compensation expenses, direct research and development expenses such as software development costs related to research and development activities, laboratory supplies, costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation, other miscellaneous expenses, and allocations of facility and information technology expenses.

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

The Company makes payments in connection with clinical trials to contract manufacturing organizations that manufacture the materials for its product candidates and to clinical research organizations and clinical trial sites that conduct and manage the Company’s clinical trials. The financial terms of these contracts are subject to negotiation, which vary by contract and may result in payments that do not match the periods over which materials or services are provided. Generally, these agreements set forth the scope of work to be performed at a fixed fee, unit price, or on a time and materials basis. The Company makes estimates of accrued research and development expenses as of each balance sheet date based on facts and circumstances known at that time. The Company confirms the accuracy of its estimates with the service providers and makes adjustments, if necessary. Research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development services provided, but not yet invoiced, are included in accrued expenses and other current liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly.

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

The Company accounts for future payments such as those upon the achievement of certain regulatory, development, or sales milestones in an asset acquisition when achievement of the underlying milestones is deemed probable. Milestone payments made to third parties subsequent to regulatory approval may be capitalized as intangible assets, if deemed to have alternative future use, and amortized over the estimated remaining useful life of the related product. Royalties will be recognized as cost of sales when the covered products are sold and royalties are payable.

Patent and Trademark Costs

All patent-related and trademark costs incurred in connection with filing and prosecuting patent and trademark applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses on the statements of operations and comprehensive loss.

Deferred Initial Public Offering Costs

Deferred IPO costs, consisting primarily of legal and accounting fees relating to the IPO, are capitalized and offset against offering proceeds following the completion of the offering. Deferred IPO costs for terminated or delayed offerings are expensed immediately as a charge to general and administrative expenses in the statement of operations and comprehensive loss. The Company had no deferred IPO costs capitalized as of March 31, 2026. The Company had $3.6 million of deferred IPO costs capitalized as of December 31, 2025, included in other non-current assets.

Stock-Based Compensation Expense

For stock-based awards issued to employees and nonemployees, the Company measures the estimated fair value of the stock-based awards on the date of grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective awards. The Company records the expense for awards with service-based vesting using the straight-line, ratable attribution method and accounts for forfeitures as they occur.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies, and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term represents the weighted-average period the stock options are expected to remain outstanding and is based on the options’ vesting terms and contractual terms, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

The Company’s common stock, common stock warrants and redeemable convertible preferred stock valuations from May 31, 2025 through the IPO date were performed using a hybrid method that combines the OPM and the probability-weighted expected return method (“PWERM”). The PWERM employs additional information not used in the OPM, including various market approach calculations depending upon the likelihood of various discrete future liquidity scenarios, such as an IPO or sale of the enterprise, as well as the probability of remaining a private company. In a hybrid method, various exit scenarios are analyzed. A discount for lack of marketability of the Company’s common stock and redeemable convertible preferred stock is then applied to arrive at an indication of value for the common stock and redeemable convertible preferred stock.

Following the IPO, the fair value of the common stock underlying stock options is based on the closing market price of the common stock on the date of grant.

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

Comprehensive Loss

Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. There are currently no components of other comprehensive loss for the Company. Thus, comprehensive loss is the same as the net loss for the three months ended March 31, 2026 and 2025.

Foreign Currency Transactions

The functional currency of the Company’s operation is U.S. dollars. All monetary assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date. Non-monetary assets and liabilities are translated using the exchange rate that was in effect when the asset or liability was initially recognized. Expenses are translated at the average exchange rates prevailing during the applicable period. Foreign currency transaction gains and losses are included in the statements of operations and comprehensive loss and recorded in other income (expense), net. Foreign currency transaction losses were immaterial for the three months ended March 31, 2026 and 2025.

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

Emerging Growth Company Status

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, (the "JOBS Act"), and may take advantage of reduced reporting requirements. These reporting requirement exemptions may not be applicable to other public companies that are not emerging growth companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards.

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

Note 3. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(82,958)	$(68,243)
Impact of preferred stock extinguishments and modifications	—	(6,300)
Net loss attributable to common stockholders	$(82,958)	$(74,543)
Denominator:
Weighted-average common shares outstanding	33,701,800	2,869,926
Less: Weighted-average common shares subject to repurchase	(1,250)	(99,574)
Weighted-average common shares outstanding, basic and diluted	33,700,550	2,770,352
Net loss per share attributable to common stockholders, basic and diluted	$(2.46)	$(26.91)

The following outstanding common stock equivalents have been excluded from diluted net loss per share attributable to common stockholders for the three months ended March 31, 2026 and 2025 because their inclusion would be anti-dilutive:

	March 31,
	2026	2025
Options to purchase common stock	7,522,330	2,904,399
Early exercised stock options and unvested restricted common stock	862	63,487
Warrants to purchase common stock	739,559	739,559
Redeemable convertible preferred stock	—	29,855,741
Total common stock equivalents	8,262,751	33,563,186

Note 4. Fair Value Measurements

The following tables summarize the Company’s financial assets, which consist of cash equivalents and marketable securities, presented at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		March 31, 2026
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets
Cash equivalents:
Money market funds	Level 1	$148,094	$—	$—	$148,094
Total cash equivalents		$148,094	$—	$—	$148,094
Marketable securities, current:
Commercial paper	Level 2	$158,234	$3	$(381)	$157,856
U.S. government securities	Level 2	192,794	26	(67)	192,753
Total marketable securities, current		$351,028	$29	$(448)	$350,609
Marketable securities, non-current:
Commercial paper	Level 2	$53,925	$—	$(178)	$53,747
U.S. government securities	Level 2	29,903	—	(74)	29,829
Total marketable securities, non-current		$83,828	$—	$(252)	$83,576

		December 31, 2025
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets
Cash equivalents:
Money market funds	Level 1	$84,960	$—	$—	$84,960
Total cash equivalents		$84,960	$—	$—	$84,960
Marketable securities, current:
Commercial paper	Level 2	$107,870	$65	$—	$107,935
U.S. government securities	Level 2	123,204	154	—	123,358
Total marketable securities, current		$231,074	$219	$—	$231,293

The Company did not hold any financial assets that would be classified as Level 3 in the fair value hierarchy during the three months ended March 31, 2026 and 2025.

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair values due to their liquid or short-term nature, such as cash, prepaid expenses, accounts payable, and accrued expenses.

Note 5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Lab equipment	$25,909	$25,909
Engineering equipment	14,843	14,843
Leasehold improvements	120,588	120,588
Motor vehicles	19	101
Furniture, fittings & office equipment	5,150	5,150
Computer equipment	13,062	12,970
Software	5,627	5,627
Construction in progress	963	624
	186,161	185,812
Less: accumulated depreciation	(48,094)	(42,914)
Total property and equipment, net	$138,067	$142,898

Depreciation expense was $5.2 million and $3.8 million for the three months ended March 31, 2026 and 2025, respectively. Disposals of property and equipment during the three months ended March 31, 2026 and 2025 were not material.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued compensation expenses	$11,207	$24,868
Accrued clinical expenses	9,128	6,518
Accrued expenses related to purchase of IPR&D	102	102
Accrued vendor expenses	8,700	11,300
Current portion of early exercised options and restricted common stock liability	—	35
Other accrued expenses	182	1,475
Total accrued expenses and other current liabilities	$29,319	$44,298

Note 6. Operating Leases

In June 2022, the Company entered into an operating lease of approximately 285,000 square feet of office and laboratory space that now serves as its corporate headquarters located in Millbrae, California. The lease commenced in February 2024 and expires in January 2040. The lessor provided the Company a tenant improvement allowance of $64.2 million and the Company constructed leasehold improvements, which were concluded to be lessee assets, in the space. The lease liability at lease commencement was calculated to be $159.5 million, which is equal to the present value of the future lease payments, discounted at an incremental borrowing rate of 13.0%. The lease agreement also includes a renewal option allowing the Company to extend this lease for an additional ten years at the prevailing rental rate, which the Company is not reasonably certain to exercise.

In addition, the lease agreement provides for up to $57.0 million in additional tenant improvement allowances that may be utilized by the Company and is repayable over the term of the lease with interest. $49.7 million of additional tenant improvement allowances had been drawn down as of March 31, 2026, and the Company constructed leasehold improvements, which were concluded to be lessee assets, in the space. The Company is accounting for the repayment obligation related to these additional tenant improvement allowances as part of the lease with the amounts included in operating lease liability, current and non-current. The Company has an irrevocable standby letter of credit for $6.6 million held as security for the Millbrae lease deposit.

The Company had leases for other office and laboratory facilities of between approximately 25,000 and 72,000 square feet in Hayward, California, New York, New York and Jersey City, New Jersey as of March 31, 2026. The leases will expire between October 2026 and July 2029 unless their terms are extended where allowed under the leases. In January 2026, the Company notified the landlord of one of its Hayward properties of its intention to early terminate the lease in October 2026. The Company remeasured the operating lease liabilities, which resulted in a reduction of the carrying value of the operating lease liability and a corresponding reduction in the operating lease right-of-use assets of $5.6 million as of December 31, 2025.

The Company’s leases had weighted average remaining lease terms of 13.1 years and 13.3 years, and weighted average discount rates of 12.8% and 12.8% as of March 31, 2026 and December 31, 2025, respectively.

Future minimum lease payments under non-cancellable leases as of December 31, 2026 were as follows (in thousands):

Year Ending December 31,
2026 (remainder of year)	$30,988
2027	39,310
2028	38,286
2029	36,777
2030	35,913
Thereafter	370,302
Total future minimum lease payments	551,576
Less: Imputed interest	(296,745)
Present value of future lease payments	254,831
Less: Operating lease liability, current	(9,740)
Operating lease liability, net of current portion	$245,091

Rent expense for operating leases was $7.8 million and $8.4 million for the three months ended March 31, 2026 and 2025, respectively. There were no variable lease costs and short-term lease costs were not material for the three months ended March 31, 2026 and 2025.

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

Future Milestone and Royalty Payments

The Company enters into license agreements in the normal course of business in order to obtain rights to promising product candidates, advance product development and obtain technologies and services related to its business. The Company could be required to make development and regulatory milestones and sales milestones of up to $630.0 million and $1.1 billion, and tiered royalty payments to licensors based on the net sales of the licensed products. Contingent milestones are recorded when probable to be achieved. Royalties will be recognized as cost of sales when the covered products are sold and royalties are payable. As of March 31, 2026, the Company has incurred and recorded $93.0 million in upfront and milestone payments under these agreements (see Notes 10 and 11).

Legal Contingencies

The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations, or cash flows. The Company may pursue or be subject to litigation and other legal actions from time to time arising in the ordinary course of business, including intellectual property, products liability, breach of contract, commercial, employment, and other similar claims which could have an adverse impact on its reputation, business and financial condition and divert the attention of its management from the operation of its business. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There were no legal contingencies requiring accrual or disclosures as of March 31, 2026 and December 31, 2025.

Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum potential amount of future payments that the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company is not currently aware of any indemnification claims. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of March 31, 2026 and December 31, 2025.

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

The aggregate difference between the fair value of the consideration transferred and the carrying value of the extinguished shares was reflected as an adjustment to the numerator in the computation of basic earnings per share for the three months ended March 31, 2025. Specifically, the extinguishments resulted in a $2.3 million net reduction to the net loss available to common shareholders.

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

The increase in fair value of the modified shares was reflected as an adjustment to the numerator in the computation of basic earnings per share for the three months ended March 31, 2025. Specifically, the modifications resulted in a $11.7 million increase to the net loss available to common shareholders. See Note 3 for the net impact of the extinguishments and modifications on the net loss per share attributable to common shareholders.

In connection with the IPO, all shares of Series A, A-1, B, B-1, C, C-1 and D redeemable convertible preferred stock converted into 29,855,741 shares of common stock.

Common Stock

Common stock reserved for future issuance, on an as if-converted basis, consisted of the following:

	March 31, 2026	December 31, 2025
Conversion of redeemable convertible preferred stock	—	29,855,741
Common stock warrants	739,559	739,559
Stock options issued and outstanding	7,522,330	5,513,142
Stock options available for future issuance	2,269,981	1,449,522
Shares reserved for ESPP	539,582	—
Total	11,071,452	37,557,964

Common stockholders are entitled to dividends if and when declared by the Board and after any dividends on redeemable convertible preferred stock are fully paid. The holder of each share of common stock is entitled to one vote. As of March 31, 2026, no dividends have been declared.

Note 9. Equity Incentive Plans and Stock-Based Compensation Expense

Equity Incentive Plan

In January 2026, the Company’s Board of Directors adopted, and its stockholders approved, the 2026 Long-Term Incentive Plan (the “2026 LTIP”), which became effective on February 3, 2026 and replaced the 2019 Equity Incentive Plan (the “2019 Plan”) which was adopted on September 19, 2019. A total of 4,137,117 shares of the Company’s common stock have been reserved for issuance under the 2026 LTIP, in addition to any shares of common stock outstanding under the 2019 Plan or shares of common stock issuable in connection with the stock option awards granted to the Company’s Chief Executive Officer on April 2, 2025 that expire, are withheld by the Company for payment of an exercise price or for satisfying tax withholding obligations, or are forfeited to the Company due to failure to vest. The number of shares of common stock reserved for future issuance under the 2026 LTIP will also be increased pursuant to provisions for annual automatic evergreen increases, subject to any action by the Board of Directors that reduces the increase to a lesser number of shares for a given year.

The 2026 LTIP and 2019 Plan provide for the granting of restricted stock, incentive stock options (“ISOs”), or nonqualified stock options (“NQSOs”). Restricted stock and NQSOs may be granted to Company employees, officers, directors, and consultants. ISOs may only be granted to Company employees (including directors who are also considered employees).

Options under the 2026 LTIP and 2019 Plan may be granted for terms of up to ten years from the date of grant, provided however, that with respect to an ISO granted to a person who owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the term shall be for no more than five years from the date of grant.

The exercise price of options granted under the 2026 LTIP and 2019 Plan must be at a price no less than 100% of the fair market value of the shares on the date of grant, as determined by the Board of Directors, provided however, that with respect to an ISO granted to an employee who at the time of grant of such option owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price shall not be less than 110% of the fair market value of the shares on the date of grant.

Options granted under the 2026 LTIP and 2019 Plan generally vest over four years, generally 25% after one year and monthly thereafter. Annual refresher options granted to employees generally vest monthly over four years.

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

Stock-Based Compensation Expense

Stock-based compensation expense includes options granted to employees and nonemployees and has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$1,162	$1,151
General and administrative	1,615	1,819
Total stock-based compensation expense	$2,777	$2,970

Note 10. Acquisitions of IPR&D

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

The Company paid Seven and Eight and SW aggregate upfront payments of $11.0 million in cash ($10.5 million to Seven and Eight and $0.5 million to SW), and issued two Simple Agreements for Future Equity (“SAFEs”), equal to $35.0 million ($31.5 million to Seven and Eight and $3.5 million to SW) upon entering into the applicable agreement. The SAFEs automatically converted into Series C redeemable convertible preferred stock upon the initial closing of the Series C financing round in May 2023, which then converted into common stock upon the closing of the IPO. The Company has also agreed to pay Seven and Eight additional milestone payments in the amount of up to approximately $369.6 million, of which $219.6 million are payable for a compound that is not a conjugate and $150.0 million for a compound that is a conjugate, in each case upon the achievement of certain development and regulatory milestones. EIK1001 is a compound that is not a conjugate. The Company has also agreed to pay SW additional milestone payments in the amount of up to $29.4 million and up to $350.0 million upon the achievement of certain regulatory and commercial milestones, respectively.

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

The Company recognized the upfront payments of $46.0 million as in-process research and development expenses within the statement of operations and comprehensive loss in the year ended December 31, 2023 as the transaction was accounted for as an in-process research and development asset acquisition and the acquired technology did not have an alternative use. No future milestones were accrued on the Company’s condensed balance sheets at March 31, 2026 and December 31, 2025 as such milestones were not achieved or probable of being achieved at each date.

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

The Company paid an upfront fee of $31.5 million in cash to Impact. The Company is also required to make payments to Impact of up to $181.0 million and up to $775.0 million upon the achievement of certain development and regulatory milestones and commercial milestones, respectively. In addition, tiered royalties of high single-digit to low-teen percentages of net sales per calendar year, subject to certain reductions, are also payable by the Company to Impact post-commercialization.

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

The Company paid $5.0 million in development and regulatory milestones, which were recorded as research and development expenses in the condensed statement of operations and comprehensive loss for the three months ended March 31, 2026. No milestone payments were made in the three months ended March 31, 2025. No future milestones were accrued on the Company’s condensed balance sheets at March 31, 2026 and December 31, 2025 as such milestones were not achieved or probable of being achieved at each date.

Note 11. Research and Development Arrangements

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

The Company has received $10.0 million from Catalyst4 for future services, which was recorded in other non-current liabilities on its condensed balance sheet as of March 31, 2026.

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

Note 12. Employee 401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. Employer contributions to the plan were $1.4 million and $1.3 million for the three months ended March 31, 2026 and 2025, respectively.

Note 13. Segment

The Company operates as a single operating segment that is managed on an entity-wide basis. The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s chief operating decision maker uses net loss to evaluate the performance of its segment, analyze financial trends, compare the budget to the actual operating results, and make resource allocation decisions. Segment net loss represents the Company’s total net loss. All corporate costs, including allocated facilities and information technology costs, and depreciation, are included within this segment.

The significant expense categories within net loss are presented on the statements of operations. The research and development expenses have been disaggregated as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and engineering expenses	$29,483	$33,627
Clinical expenses	35,564	22,960
In-process research and development expenses	5,000	—
Total research and development expenses	70,047	56,587
General and administrative expenses	17,290	14,796
Other segment items#	(4,379)	(3,140)
Net loss	$82,958	$68,243

# Other segment items is comprised of interest income (expense), net and other income (expense), net.

The Company’s long-lived assets as of March 31, 2026 and December 31, 2025 were located in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read together with the unaudited condensed financial statements and the related notes included elsewhere in this Quarterly Report, and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. This discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth herein under the heading "Special Note Regarding Forward-Looking Statements" and in the section titled "Risk Factors" in Part II, Item 1A of this Quarterly Report, and in the other documents we file with the Securities and Exchange Commission, or the SEC. Historical results are not necessarily indicative of future results.

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

Our pipeline is set forth below:

1This Phase 2/3 trial is designed to proceed to completion, subject to interim analysis by a data monitoring committee, and to form the basis for registration; 2Phase 2 safety and efficacy study nearing completion; United States Food and Drug Administration, or FDA, has allowed us to proceed with the Phase 2/3 registrational trial; 3NSQ = Non-squamous cohort, SQ = Squamous cohort, Phase 2 readout for NSQ cohort expected to be presented at ASCO 2026; 4Greater China: China, Hong Kong, Macau, Taiwan; 5Milestone achieved February, 2026; Note: Readouts are contingent on acceptance for presentation at one of several major medical conferences

In addition to the product candidates and programs described above, we are also actively pursuing discovery research in oncology and neurodegeneration.

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

We have incurred significant operating losses and negative cash flows since our inception, consistent with our operating plan. Our net losses were $83.0 million and $68.2 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $1.0 billion and cash, cash equivalents, and marketable securities of $596.0 million. Since our inception, we have financed our operations primarily through the sale of shares of our redeemable convertible preferred stock and more recently, through our initial public offering.

Based on our current operating plan, we estimate that our existing cash, cash equivalents, and marketable securities as of the date of this Quarterly Report will be sufficient to fund our operating expenses and capital expenditures into the second half of 2027. We have based this estimate and our forecast of cash resources and planned operations on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect. Additional funds will be necessary after that date to maintain current operations and to continue our research and development activities. We plan to monitor expenses and raise additional capital opportunistically through any combination of public and private equity and debt financings, strategic alliances, and licensing or collaboration arrangements. Our ability to access capital when needed is not assured, and if capital is not available to us when, and in the amounts, needed, and on acceptable terms, we may need to delay, scale back, or abandon some or all of our development programs and other operations, which could materially affect our business, financial condition, and results of operations.

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
•
continue to progress the internal development of our preclinical assets, including EIK1006;
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

We do not currently own or operate any manufacturing facilities. We rely on clinical manufacturing organizations, or CMOs, to produce our product candidates in accordance with the United States Food and Drug Administration's, or FDA's, current good manufacturing practices, or cGMPs, as well as such cGMPs as may be required in other jurisdictions in which we conduct our clinical trials, for use in our clinical trials.

Given our stage of development, we do not yet have a marketing or sales organization or commercial infrastructure. Accordingly, if we obtain regulatory approval for any of our product candidates, we also expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution.

Clinical Highlights

EIK1001

For EIK1001, we expect to present updated data on our fully enrolled Phase 2 trial evaluating EIK1001 in combination with standard-of-care therapy in the first-line stage 4 NSCLC setting at the upcoming annual meeting of the American Society of Clinical Oncology, or ASCO, beginning at the end of May, including a full interim data readout of the non-squamous cohort and a partial interim data readout of the squamous cohort. In addition, we expect to make a Trial-in-Progress presentation to highlight an ongoing Phase 2/3 trial of EIK1001 in combination with pembrolizumab in first-line advanced melanoma, as well as the initiation of a Phase 2/3 trial in combination with standard of care in first-line NSCLC settings.

EIK1003

At the ASCO annual meeting, we expect to present updated data on our ongoing Phase 1/2 trial in patients with breast, ovarian, prostate or pancreatic cancer for Cohort 1A evaluating EIK1003 as a monotherapy and Cohort 1C evaluating EIK1003 in patients with breast cancer and ovarian cancer in combination with paclitaxel. Dose escalation has completed for Cohorts 1A, 1B (in prostate cancer patients in combination with the novel hormonal agent, abiraterone, and prednisone), and 1C with backfill nearing completion, and dosing has commenced in a Phase 2 dose optimization trial. Finally, we have initiated site selection for Cohort 1D evaluating EIK1003 in combination with paclitaxel and platinum-based chemotherapeutic agents in patients with breast or ovarian cancer.

EIK1005

For EIK1005, we expect to present two abstracts at the ASCO annual meeting, including data on pharmacokinetics and pharmacodynamics from the healthy volunteer portion of the trial and resulting dose modeling, as well as a Trial-in-Progress presentation for the ongoing Phase 1/2 trial.

Components of Operating Results

Operating Expenses

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.

Research and Development Expenses

Research and development expenses include expenses incurred in drug discovery, development of future technology, and the conduct of clinical trials. These expenses consist of compensation expenses, including stock- based compensation expenses, direct research, and development expenses such as software development costs related to research and development activities, laboratory supplies, costs associated with conducting clinical trials at domestic and international sites, fees paid to CMOs and contract research organizations, or CROs, professional fees for consulting and related services, depreciation, facility and information technology expenses, and other miscellaneous expenses. We expense all research and development costs in the periods in which they are incurred.

Where possible, we do not outsource primary responsibility for the conduct of our clinical trials to CROs. While we still rely on CROs for certain support, we believe that conducting our clinical trials ourselves offers significant advantages relating to quality, efficiency, and continuity. As of March 31, 2026, we had 155 employees primarily engaged in clinical development activities.

We plan to continue to invest in our research and development programs and new and ongoing clinical trials on our product candidates. As a result, we expect that research and development expenses will increase in absolute dollars for the foreseeable future as we continue to invest to support these activities.

General and Administrative Expenses

General and administrative expenses include compensation expenses, including stock-based compensation expenses, for personnel in executive, finance, human resources, legal, information technology, and other corporate administrative functions, professional fees for legal and audit services, depreciation, facility and information technology expenses, and other miscellaneous expenses.

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

Interest Income (Expense), Net

Interest income (expense), net consists of interest earned on our cash, cash equivalents, and marketable securities, net of investment management fees and interest on additional tenant improvement allowances drawn on our operating leases.

Other Income (Expense), Net

Other income (expense), net consists of realized and unrealized gains and losses on foreign currency transactions.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$70,047	$56,587	$13,460	24%
General and administrative	17,290	14,796	2,494	17%
Total operating expenses	87,337	71,383	15,954	22%
Loss from operations	(87,337)	(71,383)	(15,954)	22%
Interest income (expense), net	4,380	3,160	1,220	39%
Other income (expense), net	(1)	(20)	19	(95%)
Net loss and comprehensive loss	$(82,958)	$(68,243)	$(14,715)	22%

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Research and engineering	$29,483	$33,627	$(4,144)	(12%)
Clinical	35,564	22,960	12,604	55%
In-process research and development	5,000	—	5,000	N.M.
Total research and development expenses	$70,047	$56,587	$13,460	24%

Research and development expenses were $70.0 million for the three months ended March 31, 2026 compared to $56.6 million for the three months ended March 31, 2025, an increase of $13.5 million, or 24%. Direct research and development expenses increased $8.7 million as we advanced our clinical trial activity, and a $5.0 million milestone payment related to our collaboration agreement with Impact was recognized and paid during the quarter ended March 31, 2026.

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

General and Administrative Expenses

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Total general and administrative expenses	$17,290	$14,796	$2,494	17%

General and administrative expenses were $17.3 million for the three months ended March 31, 2026, compared to $14.8 million for the three months ended March 31, 2025, an increase of $2.5 million, or 17%. This increase was primarily due to $1.6 million higher depreciation expense following the occupation of our Millbrae headquarters in April 2025, and $0.8 million higher professional fees, mainly from recruiting and professional service fees and insurance expenses.

Interest Income (Expense), Net

Interest income (expense), net was $4.4 million for the three months ended March 31, 2026 compared to $3.2 million for the three months ended March 31, 2025, an increase of $1.2 million, or 39%. This increase was primarily due to higher average investment balances following our initial public offering in February 2026.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have primarily funded our operations through the sale of shares of our redeemable convertible preferred stock and more recently, through our initial public offering. We have not generated any revenue from product sales and have incurred significant annual operating losses and negative cash flows from our operations. As of March 31, 2026, we had $596.0 million in cash, cash equivalents, and marketable securities.

On February 6, 2026, we closed our initial public offering and issued 21,177,600 shares of our common stock at a price of $18.00 per share for net proceeds of approximately $348.1 million, after deducting underwriting discounts and commissions of $26.7 million and expenses of $6.4 million.

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

We have incurred significant annual operating losses and negative cash flows since our inception. As of March 31, 2026, we had an accumulated deficit of $1.0 billion. Based on our current operating plan, we estimate that our existing cash, cash equivalents, and marketable securities as of the date of this Quarterly Report will be sufficient to fund our operating expenses and capital expenditures for at least the next 12 months from the issuance of the unaudited condensed financial statements included elsewhere in this Quarterly Report and into the second half of 2027. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

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

Cash Flows

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our primary sources and uses of cash for the periods presented:

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands except percentages)
Net cash used in operating activities	$(89,801)	$(54,521)	$(35,280)	65%
Net cash used in investing activities	(203,217)	(213,854)	10,637	(5%)
Net cash provided by financing activities	349,308	350,234	(926)	(0%)
Net increase in cash, cash equivalents and restricted cash	$56,290	$81,859	$(25,569)	(31%)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $89.8 million, which resulted from a net loss of $83.0 million and a net increase in our operating assets and liabilities of $13.9 million, partially offset by non-cash charges of $7.1 million. The net increase in our operating assets and liabilities was primarily the result of a $15.1 million decrease in accrued expenses and other current liabilities from the payment of our 2025 corporate bonuses. Non-cash charges primarily consisted of $5.2 million of depreciation and $2.8 million of stock-based compensation.

Net cash used in operating activities for the three months ended March 31, 2025 was $54.5 million, which resulted from a net loss of $68.2 million, partially offset by non-cash charges of $8.2 million and a net decrease in our operating assets and liabilities of $5.5 million. Non-cash charges primarily consisted of $3.8 million of depreciation and $3.0 million of stock-based compensation and the net decrease in our operating assets and liabilities was primarily the result of a $16.0 million increase in operating lease liabilities, partially offset by a $9.4 million decrease in accrued expenses and other current liabilities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 was $203.2 million, which primarily consisted of $307.0 million of purchases of marketable securities and $0.3 million of payments for property and equipment purchases, partially offset by $104.0 million of proceeds from the maturities of our marketable securities.

Net cash used in investing activities for the three months ended March 31, 2025 was $213.9 million, which primarily consisted of $252.5 million of purchases of marketable securities and $22.4 million of payments for property and equipment purchases, partially offset by $61.0 million of proceeds from the maturities of our marketable securities.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $349.3 million, from net proceeds of $349.0 million from our initial public offering of common stock and $0.3 million from stock option exercises.

Net cash provided by financing activities for the three months ended March 31, 2025 was $350.2 million, primarily related to the net proceeds from the issuance of redeemable convertible preferred stock.

License and Collaboration Agreements

Below is a summary of the key terms for certain of our license and collaboration agreements. For a more detailed description of these agreements, see the section of our Annual Report on Form 10-K for the year ended December 31, 2025 titled “Business—License and Collaboration Agreements.”

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

We paid Seven and Eight and SW aggregate upfront payments of $11.0 million in cash ($10.5 million to Seven and Eight and $0.5 million to SW), and issued two Simple Agreements for Future Equity, or SAFEs, equal to $35.0 million ($31.5 million to Seven and Eight and $3.5 million to SW) upon entering into the applicable agreement. The SAFEs automatically converted into Series C redeemable convertible preferred stock upon the initial closing of the Series C financing round in May 2023, which then converted into common stock upon the closing of our initial public offering. We have also agreed to pay Seven and Eight additional milestone payments in the amount of up to approximately $369.6 million, of which $219.6 million are payable for a compound that is not a conjugate and $150.0 million for a compound that is a conjugate, in each case upon the achievement of certain development and regulatory milestones. EIK1001 is a compound that is not a conjugate. We have also agreed to pay SW additional milestone payments in the amount of up to $29.4 million and up to $350.0 million upon the achievement of certain regulatory and commercial milestones, respectively. No future milestones were accrued as of March 31, 2026 as such milestones were not achieved or probable of being achieved at that date.

Collaboration Agreement with Impact

On May 10, 2023, we entered into a Collaboration Agreement, which was amended and restated on November 22, 2023, and further amended on December 12, 2024, or, collectively, the Impact Agreement, with Impact Therapeutics (Shanghai) Inc., or Impact. Pursuant to the Impact Agreement, we received an exclusive license under certain of Impact’s patents, know-how, and regulatory information to develop and commercialize any selective PARP1 inhibitors owned or controlled by Impact or its affiliates, including our product candidates EIK1003 and EIK1004, and any pharmaceutical products comprised of or containing such inhibitors, on a worldwide basis excluding China, Hong Kong, Taiwan, and Macau.

We paid an upfront fee of $31.5 million in cash to Impact. We are also required to make payments to Impact of up to $181.0 million and up to $775.0 million upon the achievement of certain development and regulatory milestones and commercial milestones, respectively. In addition, tiered royalties of high single-digit to low-teen percentages of net sales per calendar year, subject to certain reductions, are also payable by us to Impact post-commercialization. We have paid Impact $13.5 million in development and regulatory milestones as of March 31, 2026, including $5.0 million in the three months then ended.

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

Contractual Obligations and Commitments

Leases

In June 2022, we entered into an operating lease agreement for our corporate headquarters located in Millbrae, California, expiring in 2040. We are also party to several operating leases for office and lab space in Hayward, California, New York, New York, and Jersey City, New Jersey. As of March 31, 2026, our non-cancellable lease obligations were $551.6 million under our operating leases, of which $31.0 million are due in the remainder of 2026. Refer to Note 6 to our unaudited condensed financial statements included elsewhere in this Quarterly Report for more information on our lease obligations.

License and Collaboration Agreements

We enter into license and collaboration agreements in the normal course of business in order to obtain rights to promising product candidates, advance product development, and obtain technologies and services related to our business. For example, our product candidates, EIK1001, EIK1003, and EIK1004, were in-licensed pursuant to license and collaboration agreements with third parties. We could be required to make payments related to development and regulatory milestones of up to $630.0 million, and sales milestones of at most $1.1 billion, alongside tiered royalty payments to licensors based on the net sales of the licensed products of high single-digit to low-teen percentages. We cannot estimate when such payments will be due. To date, we have incurred

$93.0 million in upfront and milestone payments under these agreements. See Notes 10 and 11 to our unaudited condensed financial statements included elsewhere in this Quarterly Report for additional details on our material agreements.

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

Although our significant accounting policies are described in more detail in Note 2 to our unaudited condensed financial statements included elsewhere in this Quarterly Report, we believe that the following accounting estimates are those most critical to the judgments and estimates used in the preparation of our financial statements.

Research and Development Expenses and Accruals

Research and development expenses are charged to expense as incurred. These expenses consist of compensation expenses, direct research and development expenses, such as software development costs related to research and development activities, laboratory supplies, costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation, other miscellaneous expenses, and allocations of facilities and information technology expenses.

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

Fair Value of Common Stock, Common Stock Warrants and Redeemable Convertible Preferred Stock

We estimate the fair value of our common stock underlying stock options on the date of grant. This has historically been determined by management with assistance from external appraisers and approved by our Board. Due to the absence of an active market for our common stock prior to our initial public offering, we utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of our common stock.

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

Following the initial public offering, the fair value of our common stock underlying stock options is based on the closing market price of our common stock on the date of grant.

Emerging Growth Company and Smaller Reporting Company Status

We qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include: (i) being permitted to present only two years of audited financial statements in our periodic reports and proxy statements, in addition to any required unaudited condensed financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Quarterly Report, (ii) reduced disclosure about our executive compensation arrangements, (iii) not being required to hold advisory votes on executive compensation or to obtain stockholder approval of any golden parachute arrangements not previously approved, (iv) an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002, and (v) being permitted to take advantage of an extended transition period for complying with new or revised accounting standards, which allows us to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

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

We are also a “smaller reporting company,” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act. We may continue to be a smaller reporting company if either (i) the market value of our common stock held by non-affiliates is less than $250.0 million, or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Reports on Form 10-K, and we have reduced disclosure obligations regarding executive compensation.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is provided in Note 2 to our unaudited condensed financial statements included elsewhere in this Quarterly Report.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of March 31, 2026, we had $148.1 million in cash equivalents, comprising interest bearing money market accounts, and $434.9 million in marketable securities. Our exposure to interest rate sensitivity is affected by changes in the underlying bank interest rates. We have not entered into investments for trading or speculative purposes, and our marketable securities are held to maturity. Although an immediate, one percentage point change in interest rates would have a material effect on the fair market value of our portfolio due to the size of our portfolio, because held-to-maturity investments are reported at amortized cost, we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates. As of March 31, 2026, we had no debt outstanding that is subject to interest rate variability. Therefore, we are not subject to interest rate risk related to debt.

Foreign Currency Exchange Risk

Our employees and our operations are currently predominantly located in the United States and our expenses are generally denominated in U.S. dollars. However, we do use research and development vendors outside of the United States. As such, our expenses are denominated in both U.S. dollars and foreign currencies. All monetary assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date. Non-monetary assets and liabilities are translated using the exchange rate that was in effect when the asset or liability was initially recognized. Expenses are translated at the average exchange rates prevailing during the applicable period. Our operations are, and will continue to be subject to fluctuations in foreign currency exchange rates. Foreign currency transaction gains and losses are included in other income (expense), net in the condensed statements of operations and comprehensive loss as incurred.

To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not had a formal hedging program with respect to foreign currency. We do not believe that a hypothetical 10% increase or decrease in exchange rates during any of the periods presented would have had a material effect on our condensed financial statements.

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

Item 4. Controls and Procedures.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. In deciding whether to invest, you should carefully consider and read the following risk factors, as well as the financial and other information contained herein and in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission, or SEC, on March 30, 2026, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Any of the following risks could have a material adverse effect on our business, financial condition, results of operations, or prospects and cause the value of our stock to decline, which could cause you to lose all or part of your investment. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, also may become important factors that affect us.

Risks Related to Our Business, Limited Operating History, and Financial Position

We are a late clinical-stage biotechnology company with a limited operating history and a history of incurring substantial net losses, have no products approved for commercial sale, have never generated revenue from product sales, and may never achieve or maintain profitability.

We are a late clinical-stage biotechnology company with a limited operating history. Consequently, it may be more difficult to evaluate our business, and predictions about our future may not be as accurate as they could be if we had a longer operating history. We were formed in July 2019 and have devoted substantially all of our resources since that time to research, engineering, and development activities, including the clinical development of our clinical-stage product candidates EIK1001, EIK1003, and EIK1004, which were in-licensed, and EIK1005, and other preclinical programs, the development of our technology platform, including the engineering of the hardware, software, reagents, and processes that we use to conduct single molecule tracking and other techniques, recruiting management and technical staff, developing and establishing our intellectual property portfolio, entering into collaboration agreements to further our development programs, building our facilities, including our site in Millbrae, California, infrastructure to support such activities, and raising capital. We are currently conducting a Phase 2/3 registrational trial for EIK1001 in combination with pembrolizumab for the treatment of patients with advanced melanoma. For patients with non-small cell lung cancer, or NSCLC, we are conducting a Phase 2 trial, and recently initiated site selection for a Phase 2/3 registrational trial, for EIK1001 in combination with pembrolizumab and chemotherapy. For EIK1003, we are conducting a Phase 1/2 trial in ovarian, breast, prostate, and pancreatic cancers. We have also recently initiated Phase 1/2 trials for EIK1004 and for EIK1005. The rest of our programs remain in preclinical development.

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

We have incurred net losses since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. For the three months ended March 31, 2026 and 2025, we reported a net loss of $83.0 million and $68.2 million, respectively. As of March 31, 2026, we had an accumulated deficit of $1.0 billion. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue research and development efforts for our product candidates, advance our product candidates through preclinical studies and clinical trials, and seek regulatory approvals.

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

If we raise funds by entering into collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms, including royalties, that may not be favorable to us, any of which may harm our business, financial condition, results of operations, and prospects. See the risk factors in this Quarterly Report titled “—We rely on license, collaboration, and other similar agreements to provide rights to the core intellectual property relating to most of our current product candidates, including our most advanced product candidate, EIK1001. These agreements impose significant milestone payments and other obligations on us. If we fail to comply with the obligations of our current or any future license, collaboration, or other similar agreements for our product candidates, or otherwise experience disruptions to our business relationships with our current or future licensors or collaborators, we could lose license or other rights that are important to our business, and hence lose the ability to continue the development and commercialization of our product candidates, if approved” and “We have entered, and may in the future enter, into additional collaboration arrangements, which are important to our business. If we are unable to enter into new collaborations, or if we fail to realize the benefits of any current or future collaboration arrangements, our business, financial condition, results of operations, and prospects could be adversely affected.” If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our research, product development, or future commercialization efforts, or grant rights to third parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our business depends entirely on the success of our product candidates and development programs, including EIK1001, EIK1003, EIK1004, EIK1005, and EIK1006, and we cannot guarantee that any or all of our current or future product candidates will successfully complete clinical development, receive regulatory approval, or be successfully commercialized. If we are unable to develop, receive regulatory approval for, and successfully commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

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

Our proprietary software tools, hardware, and datasets are inherently complex. We have from time to time found defects, vulnerabilities, or other errors in our software and hardware that produce the datasets we use to discover new drug candidates, and new errors with our software and hardware may be detected in the future. The risk of errors is particularly significant when new software or hardware is first introduced, or when new versions or enhancements of existing software or hardware are implemented. Errors may also result from the interface of our proprietary software and hardware tools with our data or with third-party systems and data. Any errors, defects, disruptions, or other performance problems with our software, hardware, or datasets could hurt our ability to gather valuable insights that we intend to use to assist in developing our current and future product candidates and hence accelerate our discovery of new drugs. We have experienced and expect that in the future we may again experience interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. See the risk factor in this Quarterly Report titled “—If our information technology systems, or those used by our CROs, CMOs, clinical sites, or other contractors, consultants, or third parties with whom we work, or our data are or were compromised, including by system failures, security incidents, or loss or leakage of data, or otherwise disrupted, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or action, litigation, fines and penalties, disruptions of our business operations, reputational harm, and other adverse consequences.”

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

The occurrence of any of these events could prevent us from leveraging our AI/ML capability and software to help us identify potential product candidates through our technology platform and have a material adverse effect on our business, financial condition, results of operations, or prospects. See the risk factor in this Quarterly Report titled “—If our information technology systems, or those used by our CROs, CMOs, clinical sites, or other contractors, consultants, or third parties with whom we work, or our data are or were compromised, including by system failures, security incidents, or loss or leakage of data, or otherwise disrupted, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or action, litigation, fines and penalties, disruptions of our business operations, reputational harm, and other adverse consequences.”

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

If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization, if approved, or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or future commercialization activities at our own expense. If we elect to increase our expenditures to fund development or future commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms, or at all. If we fail to enter into collaborations or do not have sufficient funds or expertise to undertake the necessary development and future commercialization activities, we may not be able to develop our product candidates, bring them to the market, if approved, and generate revenue from sales of drugs, or continue to develop our technology, and our business, financial condition, results of operations, and prospects could be adversely affected. Even if we are successful in our efforts to establish new strategic partnerships, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such strategic partnerships if, for example, development or approval of a product candidate is delayed, or sales of any approved product are disappointing. Any delay in entering into new strategic partnership agreements related to our product candidates could delay the development and future commercialization of our product candidates, if approved, and reduce their competitiveness even if they reach the market. See the section of our Annual Report on Form 10-K for the year ended December 31, 2025 titled “Business—License and Collaboration Agreements” for more information on our collaboration agreements.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks, and uncertainty about economic and geopolitical stability. A severe or prolonged economic downturn, global financial or political crises, or geopolitical events including the ongoing conflict between Russia and Ukraine and hostilities in Iran, could result in a variety of risks to our business, including delayed clinical trials or preclinical studies, delayed approval of our product candidates, delayed ability to obtain patents and other intellectual property protection, weakened demand for our product candidates, if approved, or weakened ability to raise additional capital when needed on acceptable terms, if at all. The extent of the impact of these conditions on our operational and financial performance, including our ability to execute on our business strategies and initiatives in the expected timeframe, as well as that of third parties upon whom we rely, will depend on future developments, which are uncertain and cannot be predicted. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely affect our business. Furthermore, continued market volatility or a general economic downturn could cause our stock price to decline as a result of factors unrelated to our performance.

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
•
clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies; and
•
other factors outside of our control, such as public health factors, including pandemics and other health crises, the effects of global economic conditions and volatility in the credit and financial markets, inflationary pressures, the ongoing conflict between Russia and Ukraine, the hostilities in Iran, and other geopolitical conditions.

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

Delays, including delays caused by the above factors and other factors described in this section of this Quarterly Report titled “Risk Factors,” can be costly and could negatively affect our ability to complete preclinical studies or clinical trials or obtain timely marketing approvals. We do not know whether any of our planned preclinical studies or clinical trials will begin on or be completed on a timely basis, or at all. For example, the FDA or comparable foreign regulatory authorities may place a partial or full clinical hold on any of our clinical trials for a variety of reasons, including safety concerns or failure to comply with regulatory requirements. If we are not able to complete successful clinical trials, we will not be able to obtain regulatory approval and will not be able to commercialize our product candidates.

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

We also rely upon a combination of trade secrets, know-how, and confidentiality agreements to protect the intellectual property related to our product candidates and technologies and to prevent third parties from copying and surpassing our achievements, thus eroding our competitive position in our market. See the risk factor in this Quarterly Report titled “—If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.”

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

In light of the advent of AI-assisted inventions, it is possible third parties could challenge our future patents as invalid for lack of a human inventor. The law regarding AI-assisted inventions and inventorship is evolving rapidly, and allegations of improper inventorship of our AI-assisted inventions could pose a challenge to the enforceability of our future patents throughout the world. See the risk factor in this Quarterly Report titled “—We use AI/ML to enable our analysis of the internal data generated from our technology platform, and for certain other uses in connection with our business. Defects in, or loss of access to, our data may impair our ability to discover or develop targets or product candidates.”

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

In addition, the 7,522,330 shares of our common stock that are subject to outstanding options and the 739,559 shares of our common stock issuable upon the exercise of our outstanding stock warrants, in each case as of March 31, 2026, are eligible for sale in the public market, to the extent permitted by the provisions of various vesting schedules, the lock-up agreements (and the exceptions thereto), and Rule 144 and Rule 701 under the Securities Act. If these additional shares of our common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of 29,855,741 shares of our outstanding common stock, or approximately 55% of our total outstanding common stock as of March 31, 2026, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by these stockholders, or if it is perceived that they will be sold, could adversely affect the trading price of our common stock.

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

As of May 1, 2026, our executive officers, directors, and holders of 5% or more of our capital stock beneficially owned approximately 52% of our voting stock. As a result, these stockholders, if acting together, will continue to have influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation, or sale of all or substantially all of our assets, and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent our change of control, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or of our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time and resources to public company compliance initiatives.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market LLC, or Nasdaq, and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company or a smaller reporting company. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control over financial reporting on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could significantly harm our business, financial condition, results of operations, and prospects. We plan to hire additional financial reporting, internal control, and other finance personnel or consultants to develop and implement appropriate internal control and reporting procedures, which will increase our costs and expenses.

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

The tax regimes we are subject to or operate under, including with respect to income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect us. For example, the IRA includes provisions that impose a 15% minimum tax, or CAMT, on the adjusted financial statement income of certain large corporations. CAMT is effective for taxable years beginning after December 31, 2022 and generally applies to taxpayers with average annual financial statement income exceeding $1 billion over a three-year period. The impact of this law was not material to us for the three months ended March 31, 2026, though it is possible that CAMT may have a material impact on our financial position in future years. Likewise, on July 4, 2025, the One Big Beautiful Bill Act, or the Act, was enacted into law. The Act includes significant changes to the U.S. tax code, including restoration of immediate recognition of domestic research and development expenditures and reinstatement of 100% bonus depreciation for qualifying property. We do not currently anticipate the Act to have a material impact on our financial position.

We are an “emerging growth company” and a “smaller reporting company” and our election of reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our Annual Report on Form 10-K and our other periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements in our Annual Report on Form 10-K. We could be an emerging growth company for up to five years following the completion of our initial public offering, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates exceeds $700.0 million, measured on the last business day of our most recently completed second fiscal quarter, or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the end of the fiscal year, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. As a result of being an emerging growth company, the information we provide stockholders will be less than the information that is available with respect to other public companies. We have taken advantage of reduced reporting burdens in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2025.

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

We are also a “smaller reporting company” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our common stock held by non-affiliates is less than $250.0 million measured on the last business day of our most recently completed second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value our common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. Even after we no longer qualify as an emerging growth company, we could still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements and reduced disclosure obligations regarding executive compensation in our Annual Report on Form 10-K and our other periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sale of Securities

None.

Use of Initial Public Offering Proceeds

On January 30, 2026, our Registration Statement on Form S-1, as amended (File No. 333-292633), or the Registration Statement, was declared effective in connection with our initial public offering, pursuant to which we sold an aggregate of 21,177,600 shares of our common stock at a price to the public of $18.00 per share. J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC acted as joint book-running managers. The initial public offering closed on February 6, 2026. The approximate aggregate net proceeds from the initial public offering were $348.1 million, after deducting underwriting discounts and commissions and other offering costs of $33.1 million. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

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

10.1+

Eikon Therapeutics, Inc. 2026 Long Term Incentive Plan, and forms of agreement thereunder (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K (File No. 001-43085), filed with the SEC on March 30, 2026).

10.2+

Eikon Therapeutics, Inc. 2026 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-292633), filed with the SEC on January 28, 2026).

10.3+

Form of Indemnification Agreement by and between Eikon Therapeutics, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-292633), filed with the SEC on January 9, 2026).

10.4+

Executive Employment Agreement, dated January 22, 2026, by and between Roger M. Perlmutter and Eikon Therapeutics, Inc (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-292633), filed with the SEC on January 28, 2026).

10.5+

Executive Employment Agreement, dated January 22, 2026, by and between Michael Klobuchar and Eikon Therapeutics, Inc (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-292633), filed with the SEC on January 28, 2026).

10.6+

Executive Employment Agreement, dated January 25, 2026, by and between Roy Baynes and Eikon Therapeutics, Inc (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-292633), filed with the SEC on January 28, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EIKON THERAPEUTICS, INC.

Date: May 11, 2026	By:	/s/ Roger M. Perlmutter, M.D., Ph.D.
Roger M. Perlmutter, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Alfred Bowie, Ph.D.
Alfred Bowie, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)