Form 10-Q
period 2026-06-30
Eikon Therapeutics, Inc.
filed 2026-08-13
CIK 1861123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 3, 2026, the registrant had 54,165,030 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Eikon Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$142,613	$104,901
Marketable securities	388,565	231,074
Prepaid expenses and other current assets	15,400	12,542
Restricted cash, current	400	400
Total current assets	546,978	348,917
Property and equipment, net	133,071	142,898
Operating lease right-of-use assets, net	91,137	90,965
Restricted cash, non-current	7,845	7,771
Other non-current assets	539	4,183
Total assets	$779,570	$594,734
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$6,564	$681
Accrued expenses and other current liabilities	39,287	44,298
Operating lease liability, current	9,445	10,028
Total current liabilities	55,296	55,007
Operating lease liability, non-current	242,774	247,291
Other non-current liabilities	15,000	10,000
Total liabilities	313,070	312,298
Commitments and contingencies (see Note 7)
Redeemable convertible preferred stock, $0.0001 par value; no shares authorized, issued and outstanding as of June 30, 2026 and 262,597,889 shares authorized, 222,658,133 shares issued and outstanding, and aggregate liquidation preference of $1,159,762 as of December 31, 2025	—	1,161,470
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 50,000,000 shares authorized and no shares issued and outstanding as of June 30, 2026 and no shares authorized, issued and outstanding as of December 31, 2025	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized and 54,148,887 shares issued and outstanding as of June 30, 2026 and 340,650,000 shares authorized and 3,068,490 shares issued and outstanding as of December 31, 2025	5	—
Additional paid-in capital	1,558,371	41,475
Accumulated deficit	(1,091,876)	(920,509)
Total stockholders’ equity (deficit)	466,500	(879,034)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$779,570	$594,734

The accompanying notes are an integral part of these condensed financial statements.

Eikon Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$75,460	$69,189	$145,507	$125,776
General and administrative	17,934	40,454	35,224	55,250
Total operating expenses	93,394	109,643	180,731	181,026
Loss from operations	(93,394)	(109,643)	(180,731)	(181,026)
Interest income (expense), net	5,037	4,434	9,417	7,594
Other income (expense), net	(52)	(2)	(53)	(22)
Net loss and comprehensive loss	(88,409)	(105,211)	(171,367)	(173,454)
Impact of preferred stock extinguishments and modifications	—	—	—	(9,396)
Net loss attributable to common stockholders	$(88,409)	$(105,211)	$(171,367)	$(182,850)
Net loss per share attributable to common stockholders, basic and diluted	$(1.63)	$(36.94)	$(3.90)	$(65.08)
Weighted-average shares of common stock outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	54,143,162	2,848,529	43,978,373	2,809,691

The accompanying notes are an integral part of these condensed financial statements.

Eikon Therapeutics, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances as of December 31, 2025	222,658,133	$1,161,470	3,068,490	$—	$41,475	$(920,509)	$(879,034)
Issuance of common stock in initial public offering, net of issuance costs of $33,093	—	—	21,177,600	2	348,102	—	348,104
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(222,658,133)	(1,161,470)	29,855,741	3	1,161,467	—	1,161,470
Issuance of common stock upon exercise of stock options	—	—	36,724	—	277	—	277
Vesting of early exercised stock options and restricted common stock	—	—	—	—	35	—	35
Stock-based compensation expense	—	—	—	—	2,777	—	2,777
Net loss	—	—	—	—	—	(82,958)	(82,958)
Balances as of March 31, 2026	—	—	54,138,555	5	1,554,133	(1,003,467)	550,671
Issuance of common stock upon exercise of stock options	—	—	10,346	—	19	—	19
Repurchase of common stock	—	—	(14)	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,219	—	4,219
Net loss	—	—	—	—	—	(88,409)	(88,409)
Balances as of June 30, 2026	—	$—	54,148,887	$5	$1,558,371	$(1,091,876)	$466,500

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2024	135,087,291	$808,221	2,869,760	$—	$33,011	$(604,941)	$(571,930)
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $547	60,005,669	350,153	—	—	—	—	—
Issuance of Series B-1 and C-1 redeemable convertible preferred stock and common stock warrants in exchange for extinguished Series B and C redeemable convertible preferred stock	19,977,824	(8,566)	—	—	(114)	8,680	8,566
Issuance of Series B-1 and C-1 redeemable convertible preferred stock in exchange for modified Series B and C redeemable convertible preferred stock	7,587,349	11,662	—	—	(11,662)	—	(11,662)
Issuance of common stock upon exercise of stock options	—	—	1,197	—	25	—	25
Repurchase of common stock	—	—	(201)	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	—	—	137	—	137
Stock-based compensation expense	—	—	—	—	2,970	—	2,970
Net loss	—	—	—	—	—	(68,243)	(68,243)
Balances as of March 31, 2025	222,658,133	1,161,470	2,870,756	—	24,367	(664,504)	(640,137)
Issuance of common stock upon exercise of stock options	—	—	53,841	—	531	—	531
Repurchase of common stock	—	—	(1,235)	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	—	—	103	—	103
Stock-based compensation expense	—	—	—	—	7,213	—	7,213
Net loss	—	—	—	—	—	(105,211)	(105,211)
Balances as of June 30, 2025	222,658,133	$1,161,470	2,923,362	$—	$32,214	$(769,715)	$(737,501)

The accompanying notes are an integral part of these condensed financial statements.

Eikon Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net loss	$(171,367)	$(173,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	10,343	7,998
Stock-based compensation expense	6,996	10,183
Amortization of premiums and accretion of discounts on marketable securities	(1,216)	(3,281)
Amortization of operating lease right-of-use assets	(172)	4,776
Impairment of operating lease right-of-use assets	—	10,275
Impairment of property and equipment	—	10,741
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,858)	(2,420)
Other assets	2,717	103
Accounts payable	5,821	(631)
Accrued expenses and other current liabilities	(4,923)	(702)
Operating lease liabilities	(5,100)	44,465
Other liabilities	5,000	4,690
Net cash used in operating activities	(154,759)	(87,257)

Investing Activities
Purchase of property and equipment	(513)	(44,074)
Purchase of marketable securities	(386,775)	(321,406)
Proceeds from maturities of marketable securities	230,500	115,750
Net cash used in investing activities	(156,788)	(249,730)

Financing Activities
Proceeds from issuance of common stock under stock plans	302	550
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	350,203
Proceeds from initial public offering, net of issuance costs	349,031	—
Net cash provided by financing activities	349,333	350,753

Net increase in cash, cash equivalents and restricted cash	37,786	13,766
Cash, cash equivalents and restricted cash at beginning of period	113,072	130,878
Cash, cash equivalents and restricted cash at end of period	$150,858	$144,644

Cash, cash equivalents and restricted cash at end of period
Cash and cash equivalents	$142,613	$136,564
Restricted cash	8,245	8,080
Cash, cash equivalents and restricted cash at end of period	$150,858	$144,644

Supplemental disclosure of cash flow information
Cash paid for interest	$8	$12
Cash paid for operating lease liabilities	20,966	5,119

Supplemental disclosure of non-cash financing and investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$102	$279
Vesting of early exercised stock options and restricted common stock	35	240
Operating lease liabilities arising from obtaining right-of-use assets	—	(12,291)

The accompanying notes are an integral part of these condensed financial statements.

Eikon Therapeutics, Inc.

Notes to Condensed Financial Statements (unaudited)

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

Liquidity and Going Concern Assessment

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net operating losses and negative cash flows from operations since its inception. As of June 30, 2026, the Company had an accumulated deficit of approximately $1.1 billion.

The Company has historically financed its operations primarily through private placements of its redeemable convertible preferred stock, and most recently, through its IPO. The Company may seek to raise capital through private or public equity financings, debt financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing.

The Company believes its cash, cash equivalents, and marketable securities balance of $531.2 million as of June 30, 2026 will be sufficient for the Company to continue as a going concern for at least one year from the date these condensed financial statements are issued.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission regarding interim reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The condensed balance sheet at December 31, 2025, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. These condensed financial statements include all adjustments necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).

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

The Company is subject to a number of risks similar to other early-stage biopharmaceutical companies, including, but not limited to, the need to obtain adequate additional funding, possible failure of current or future in-process research and development ("IPR&D") of its technology, its reliance on third parties to assist in conducting its clinical trials, the need to obtain regulatory and marketing approvals, the need to achieve sufficient market acceptance, adequate coverage, and reimbursement from third-party payors, competitors advancing medicine in a field that the Company intends to enter that constrains its ability to compete effectively for market share, competitors developing technological innovations that reduce the value of the inventions that enable the Company to discover and develop new medicines, protection of its proprietary technology, and the need to secure and maintain adequate manufacturing arrangements with third parties. If the Company does not successfully commercialize its clinical assets, it will be unable to generate product revenue or achieve profitability.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less from the date of purchase to be cash and cash equivalents. Cash equivalents consist primarily of amounts held in money market funds and commercial paper, which are held at amortized cost.

Marketable Securities

The Company’s marketable securities consist of United States treasury securities and commercial paper, which are held-to-maturity and reported at amortized cost. The amortization of premiums and accretion of discounts from the purchase of the securities are recognized as a component of interest income in the statements of operations and comprehensive loss. Marketable securities are classified as either current or non-current assets based on their contractual maturity dates. Marketable securities are initially recorded net of an allowance for expected credit losses, if any, which are remeasured each period and any impairments are recognized as an expense. As of June 30, 2026, there had been no impairment or credit losses on the Company’s marketable securities.

Restricted Cash

The Company had deposits of $7.8 million included in long-term assets as of June 30, 2026 and December 31, 2025, restricted from withdrawal and held by a bank in the form of collateral for irrevocable standby letters of credit held as security for the Company’s leases. In addition, the Company had deposits of $0.4 million included in current assets as of June 30, 2026 and December 31, 2025, pledged for corporate credit cards.

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

Impairment of Long-Lived Assets

The Company reviews the carrying amounts of its long-lived assets, including property and equipment and right-of-use ("ROU") leased assets, for potential impairment whenever events or changes in circumstances indicate that the assets may not be recoverable. Factors that the Company considers in an impairment review include, but are not limited to, significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount, and the impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined using discounted cash flows. There was no impairment of long-lived assets during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, the Company vacated its properties in Hayward, CA and recorded impairment charges of $10.7 million of property and equipment and $10.3 million of operating lease ROU assets, included in general and administrative expenses in the statement of operations and comprehensive loss.

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

For leases with a term exceeding 12 months, a lease liability is recorded on the Company’s balance sheet at lease commencement reflecting the present value of its minimum payment obligations over the lease term. A corresponding ROU asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. Variable lease payments are included in the present value of its minimum lease payment obligations when the contingency is resolved. The lease liability is remeasured at the date the contingency is resolved and the corresponding ROU asset is adjusted. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company’s incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease.

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

The Company did not have any finance leases as of June 30, 2026 and December 31, 2025.

Redeemable Convertible Preferred Stock

The Company records redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. Holders of the redeemable convertible preferred stock can cause redemption for cash upon the occurrence of a deemed liquidation event, which is outside the Company’s control. Therefore, redeemable convertible preferred stock is classified outside of stockholders’ equity (deficit) on the balance sheet. The carrying values of the redeemable convertible preferred stock are adjusted to their liquidation preferences if and when it becomes probable that such a liquidation event will occur. The Company did not adjust the carrying values of the redeemable convertible preferred stock as of December 31, 2025 to the liquidation preferences of such shares because the stock was not mandatorily redeemable and the occurrence of a deemed liquidation event was not probable. In connection with the IPO, all shares of redeemable convertible preferred stock converted into shares of common stock.

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

Asset Acquisitions and IPR&D

In accordance with ASC 805, Business Combinations, the Company evaluates acquisitions of assets and related liabilities and other similar transactions to assess whether or not a transaction should be accounted for as an asset acquisition or business combination by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If the screen test is met, a transaction is accounted for as an asset acquisition. If the screen test is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs that would meet the requirements of a business. The Company accounts for an asset acquisition by recognizing net assets based on their cost on a relative fair value basis. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the non-monetary identifiable assets and liabilities assumed based on relative fair values. IPR&D acquired in an asset acquisition is expensed provided there is no alternative future use.

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

Deferred Initial Public Offering Costs

Deferred IPO costs, consisting primarily of legal and accounting fees relating to the IPO, are capitalized and offset against offering proceeds following the completion of the offering. Deferred IPO costs for terminated or delayed offerings are expensed immediately as a charge to general and administrative expenses in the statement of operations and comprehensive loss. The Company had no deferred IPO costs capitalized as of June 30, 2026. The Company had $3.6 million of deferred IPO costs capitalized as of December 31, 2025, included in other non-current assets.

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

The Company’s common stock valuations prior to May 31, 2025 were performed using the Option Pricing Method (“OPM”) as it was deemed the most appropriate method based on the Company’s stage of development and other relevant factors. Within the OPM framework, the backsolve method for inferring the total equity value implied by a recent financing transaction involves the construction of an allocation model that takes into account the entity’s capital structure and the rights, preferences and privileges of each class of stock, then assumes reasonable inputs for the other OPM variables (inclusive of discount for lack of marketability, volatility, the expected time to liquidity, and risk-free rate). The total equity value is then iterated in the model until the model output value for the equity class sold in a recent financing round equals the price paid in that round. The OPM is generally utilized when specific future liquidity events are difficult to forecast (i.e., the enterprise has many choices and options available), and the enterprise’s value depends on how well it follows an uncharted path through the various possible opportunities and challenges. Among other factors considered are the Company’s financial position and historical financial performance, the status of technological developments within the Company’s research, the composition and ability of the current research and management team, an evaluation or benchmark of the Company’s competition, and the current business climate in the marketplace. Significant changes to the key assumptions underlying the factors used could result in different fair values of common stock at each valuation date.

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

Following the IPO, the fair value of the common stock underlying stock options has been based on the closing market price of the common stock on the date of grant.

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

Comprehensive Loss

Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. There are currently no components of other comprehensive loss for the Company. Thus, comprehensive loss is the same as the net loss for the three and six months ended June 30, 2026 and 2025.

Foreign Currency Transactions

The functional currency of the Company’s operation is U.S. dollars. All monetary assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date. Non-monetary assets and liabilities are translated using the exchange rate that was in effect when the asset or liability was initially recognized. Expenses are translated at the average exchange rates prevailing during the applicable period. Foreign currency transaction gains and losses are included in the statements of operations and comprehensive loss and recorded in other income (expense), net. Foreign currency transaction losses were immaterial for the three and six months ended June 30, 2026 and 2025.

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

Note 3. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(88,409)	$(105,211)	$(171,367)	$(173,454)
Impact of preferred stock extinguishments and modifications	—	—	—	(9,396)
Net loss attributable to common stockholders	$(88,409)	$(105,211)	$(171,367)	$(182,850)
Denominator:
Weighted-average common shares outstanding	54,143,162	2,872,295	43,978,949	2,871,115
Less: Weighted-average common shares subject to repurchase	—	(23,766)	(576)	(61,424)
Weighted-average common shares outstanding, basic and diluted	54,143,162	2,848,529	43,978,373	2,809,691
Net loss per share attributable to common stockholders, basic and diluted	$(1.63)	$(36.94)	$(3.90)	$(65.08)

The following outstanding common stock equivalents have been excluded from diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2026 and 2025 because their inclusion would be anti-dilutive:

	June 30,
	2026	2025
Options to purchase common stock	7,919,531	5,738,383
Early exercised stock options and unvested restricted common stock	—	7,595
Warrants to purchase common stock	739,559	739,559
Redeemable convertible preferred stock	—	29,855,741
Total common stock equivalents	8,659,090	36,341,278

Note 4. Fair Value Measurements

The following tables summarize the Company’s financial assets, which consist of cash equivalents and marketable securities, presented at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		June 30, 2026
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets
Cash equivalents:
Money market funds	Level 1	$125,375	$—	$—	$125,375
Total cash equivalents		$125,375	$—	$—	$125,375
Marketable securities:
Commercial paper	Level 2	$199,307	$—	$(519)	$198,788
U.S. government securities	Level 2	189,258	—	(289)	188,969
Total marketable securities		$388,565	$—	$(808)	$387,757

		December 31, 2025
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets
Cash equivalents:
Money market funds	Level 1	$84,960	$—	$—	$84,960
Total cash equivalents		$84,960	$—	$—	$84,960
Marketable securities:
Commercial paper	Level 2	$107,870	$65	$—	$107,935
U.S. government securities	Level 2	123,204	154	—	123,358
Total marketable securities		$231,074	$219	$—	$231,293

The Company did not hold any financial assets that would be classified as Level 3 in the fair value hierarchy during the three and six months ended June 30, 2026 and 2025.

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair values due to their liquid or short-term nature, such as cash, prepaid expenses, accounts payable, and accrued expenses.

Note 5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Lab equipment	$26,006	$25,909
Engineering equipment	14,843	14,843
Leasehold improvements	120,588	120,588
Motor vehicles	—	101
Furniture, fittings & office equipment	5,150	5,150
Computer equipment	13,183	12,970
Software	5,775	5,627
Construction in progress	740	624
	186,285	185,812
Less: accumulated depreciation	(53,214)	(42,914)
Total property and equipment, net	$133,071	$142,898

Depreciation expense was $5.1 million and $4.2 million for the three months ended June 30, 2026 and 2025, respectively, and $10.3 million and $8.0 million for the six months ended June 30, 2026 and 2025, respectively. Disposals of property and equipment during the three and six months ended June 30, 2026 and 2025 were not material.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued compensation expenses	$15,712	$24,868
Accrued clinical expenses	12,631	6,518
Accrued expenses related to purchase of IPR&D	—	102
Accrued vendor expenses	10,739	11,300
Current portion of early exercised options and restricted common stock liability	—	35
Other accrued expenses	205	1,475
Total accrued expenses and other current liabilities	$39,287	$44,298

Note 6. Operating Leases

In June 2022, the Company entered into an operating lease of approximately 285,000 square feet of office and laboratory space that now serves as its corporate headquarters located in Millbrae, California. The lease commenced in February 2024 and expires in January 2040. The lessor provided the Company a tenant improvement allowance of $64.2 million and the Company constructed leasehold improvements, which were concluded to be lessee assets, in the space. The lease liability at lease commencement was calculated to be $159.5 million, which was equal to the present value of the future lease payments, discounted at an incremental borrowing rate of 13.0%. The lease agreement also includes a renewal option allowing the Company to extend this lease for an additional ten years at the prevailing rental rate, which the Company is not reasonably certain to exercise.

In addition, the lease agreement provides for up to $57.0 million in additional tenant improvement allowances that may be utilized by the Company and is repayable over the term of the lease with interest. $49.7 million of additional tenant improvement allowances had been drawn down as of June 30, 2026, and the Company constructed leasehold improvements, which were concluded to be lessee assets, in the space. The Company is accounting for the repayment obligation related to these additional tenant improvement allowances as part of the lease with the amounts included in operating lease liability, current and non-current. The Company has an irrevocable standby letter of credit for $6.6 million held as security for the Millbrae lease deposit.

The Company had leases for other office and laboratory facilities of between approximately 25,000 and 72,000 square feet in Hayward, California, New York, New York and Jersey City, New Jersey as of June 30, 2026. The leases will expire between October 2026 and July 2029 unless their terms are extended where allowed under the leases. In September 2025, the Company amended the New York lease to reduce the term for the office facilities and extend the term for the laboratory facilities under the lease agreement. As a result, the Company increased the carrying values of the operating lease ROU assets and operating lease liabilities for this lease by $2.5 million. In January 2026, the Company notified the landlord of one of its Hayward properties of its intention to early terminate the lease in October 2026. The Company remeasured the operating lease liabilities, which resulted in a reduction of the carrying value of the operating lease liability and a corresponding reduction in the operating lease ROU assets of $5.6 million as of December 31, 2025.

The Company’s leases had weighted average remaining lease terms of 12.9 years and 13.3 years, and weighted average discount rates of 12.8% and 12.8% as of June 30, 2026 and December 31, 2025, respectively.

Future minimum lease payments under non-cancellable leases as of June 30, 2026 were as follows (in thousands):

Year Ending December 31,
2026 (remainder of year)	$20,504
2027	39,310
2028	38,286
2029	36,777
2030	35,912
Thereafter	370,302
Total future minimum lease payments	541,091
Less: Imputed interest	(288,872)
Present value of future lease payments	252,219
Less: Operating lease liability, current	(9,445)
Operating lease liability, non-current	$242,774

Rent expense for operating leases was $7.8 million and $8.5 million for the three months ended June 30, 2026 and 2025, respectively, and $15.6 million and $16.9 million for the six months ended June 30, 2026 and 2025, respectively. There were no variable lease costs and short-term lease costs were not material for the three and six months ended June 30, 2026 and 2025.

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

Future Milestone and Royalty Payments

The Company enters into license agreements in the normal course of business in order to obtain rights to promising product candidates, advance product development and obtain technologies and services related to its business. The Company could be required to make development and regulatory milestones and sales milestones of up to $630.0 million and $1.1 billion, and tiered royalty payments to licensors based on the net sales of the licensed products. Contingent milestones are recorded when probable to be achieved. Royalties will be recognized as cost of sales when the covered products are sold and royalties are payable. As of June 30, 2026, the Company had incurred and recorded $93.0 million in upfront and milestone payments under these agreements (see Notes 10 and 11).

Legal Contingencies

The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations, or cash flows. The Company may pursue or be subject to litigation and other legal actions from time to time arising in the ordinary course of business, including intellectual property, products liability, breach of contract, commercial, employment, and other similar claims which could have an adverse impact on its reputation, business and financial condition and divert the attention of its management from the operation of its business. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There were no legal contingencies requiring accrual or disclosures as of June 30, 2026 and December 31, 2025.

Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum potential amount of future payments that the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company is not currently aware of any indemnification claims. Accordingly, the Company had not recorded any liabilities for these indemnification rights and agreements as of June 30, 2026 and December 31, 2025.

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

The warrants shall be exercisable in whole or in part, at any time up to and including the first to occur of the consummation of a liquidation event and the fifth anniversary of the date of issue and thereafter shall terminate and be void. The warrants can be exercised either in cash or net issued. As the contract allows for physical settlement or net physical settlement, the Company concluded that the common stock warrants should be equity-classified and recorded in additional paid-in capital at their fair value of $6.3 million upon issuance.

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

The aggregate difference between the fair value of the consideration transferred and the carrying value of the extinguished shares was reflected as an adjustment to the numerator in the computation of basic earnings per share for the six months ended June 30, 2025. Specifically, the extinguishments resulted in a $2.3 million net reduction to the net loss available to common shareholders.

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

The increase in fair value of the modified shares was reflected as an adjustment to the numerator in the computation of basic earnings per share for the six months ended June 30, 2025. Specifically, the modifications resulted in an $11.7 million increase to the net loss available to common shareholders. See Note 3 for the net impact of the extinguishments and modifications on the net loss per share attributable to common shareholders.

In connection with the IPO, all shares of Series A, A-1, B, B-1, C, C-1 and D redeemable convertible preferred stock converted into 29,855,741 shares of common stock.

Common Stock

Common stock reserved for future issuance, on an as if-converted basis, consisted of the following:

	June 30, 2026	December 31, 2025
Conversion of redeemable convertible preferred stock	—	29,855,741
Common stock warrants	739,559	739,559
Stock options issued and outstanding	7,919,531	5,513,142
Stock options available for future issuance	1,862,448	1,449,522
Shares reserved for ESPP	539,582	—
Total	11,061,120	37,557,964

Common stockholders are entitled to dividends if and when declared by the Board and after any dividends on redeemable convertible preferred stock are fully paid. The holder of each share of common stock is entitled to one vote. As of June 30, 2026, no dividends had been declared.

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

Options granted under the 2026 LTIP and 2019 Plan to new hires generally vest over four years, generally 25% after one year and monthly thereafter. Annual refresher options granted to employees generally vest monthly over four years.

In January 2026, the Company’s Board of Directors adopted, and its stockholders approved, the 2026 Employee Stock Purchase Plan (the “2026 ESPP”), which became effective on February 4, 2026. A total of 539,582 shares of the Company’s common stock have been reserved for issuance under the 2026 ESPP. In addition, the number of shares reserved for future issuance under the 2026 ESPP will be increased for annual automatic evergreen increases, subject to any action by the Board of Directors that reduces the increase to a lesser number of shares or provides that there will be no increase in the share reserve for a given year.

On April 2, 2025, the Company granted our Chair and Chief Executive Officer, Dr. Roger M. Perlmutter, M.D., Ph.D., an option to purchase 1,608,481 shares of the Company’s common stock with an exercise price of $9.85 per share. In addition, Dr. Perlmutter’s exercise price of $20.89 relating to the options to purchase 869,981 shares of the Company’s common stock issued in February 2022 in connection with the Series B financing round was also amended to $9.85, the estimated common stock fair value at that date. Each of these options vest over four years in equal monthly installments and are subject to accelerated vesting if Dr. Perlmutter’s employment is terminated. In order to retain and motivate employees and other key contributors of the Company, on April 2 and May 5, 2025, the board of directors also approved the repricing of 83,803 and 1,766,017 outstanding options, respectively, which had exercise prices exceeding $9.85. The repricing reduced the options’ exercise price to $9.85, the estimated common stock fair value on those dates. The stock option repricing was treated as an option modification for accounting purposes and resulted in a total incremental expense of $2.4 million, of which $1.5 million incremental expense associated with vested options was recognized on the modification dates. The remaining $0.9 million incremental expense associated with the unvested options as of the modification date will be recognized over the remainder of the original requisite service periods through July 2028.

Stock-Based Compensation Expense

Stock-based compensation expense includes options granted to employees and nonemployees and has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$2,015	$2,306	$3,177	$3,457
General and administrative	2,204	4,907	3,819	6,726
Total stock-based compensation expense	$4,219	$7,213	$6,996	$10,183

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

The Company recognized the upfront payments of $46.0 million as IPR&D expenses within the statement of operations and comprehensive loss in the year ended December 31, 2023 as the transaction was accounted for as an IPR&D asset acquisition and the acquired technology did not have an alternative use. No future milestones were accrued on the Company’s condensed balance sheets at June 30, 2026 and December 31, 2025 as such milestones were not achieved or probable of being achieved at each date.

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

The JSC consists of three Company representatives and three Impact representatives; the chair of the JSC is a Company representative. In the event that the JSC cannot reach unanimous agreement on any issue, then the Company’s Chief Medical Officer must discuss the issue with Impact’s Chief Executive Officer. If they are unable to reach agreement, then the Company has final decision-making authority over any matter related to the development and commercialization of the product candidates, including Impact’s preclinical development plan, and any Impact, global, or combination development plan. Impact has final decision-making authority over the day-to-day implementation of any development plan, manufacturing, and commercialization of the product candidates in the Impact territory.

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

The Company recognized the upfront payment of $31.5 million as IPR&D expenses within the statement of operations and comprehensive loss in the year ended December 31, 2023 as the transaction was accounted for as an IPR&D asset acquisition and the acquired technology did not have an alternative use.

The Company paid no development and regulatory milestones for the three months ended June 30, 2026 and $2.5 million for the three months ended June 30, 2025, and $5.0 million and $2.5 million for the six months ended June 30, 2026 and 2025, respectively, which were recorded as research and development expenses in the condensed statement of operations and comprehensive loss. No future milestones were accrued on the Company’s condensed balance sheets at June 30, 2026 and December 31, 2025 as such milestones were not achieved or probable of being achieved at each date.

Note 11. Research and Development Arrangements

The Column Group and Catalyst4 Agreement

On June 7, 2024, the Company entered into a collaboration agreement with The Column Group-Neuro, LP (“TCG”), an investor in the Company, and Catalyst4, Inc. (“Catalyst4”), a limited partner in TCG’s neuroscience fund.

Under the terms of the agreement, Catalyst4 will pay the Company an aggregate payment of $25.0 million over the next five years to perform upfront research and development on drug discovery or drug development programs for Parkinson’s Disease. In addition, the Company is required to pay up to $50.0 million to Catalyst4 upon the achievement of a certain regulatory milestone. In the event the Company sells or licenses programs to a third party to develop, the Company is required to pay Catalyst4 a mid-double digit percentage of all payments received, up to $50.0 million in the aggregate across all such programs.

The Company has received $15.0 million from Catalyst4 for future services, which was recorded in other non-current liabilities on its condensed balance sheet as of June 30, 2026.

Clinical Trial Collaboration and Supply Agreements with MSD

The Company entered into clinical trial collaboration and supply agreements (the “MSD Agreements”) with MSD International Business GmbH (“MSD”), for three separate studies: (i) the Phase 2/3 registrational study of EIK1001 in patients with advanced melanoma (dated August 1, 2024); (ii) the Phase 1/2 clinical trial of EIK1005 in patients with advanced solid tumors (dated December 3, 2025); and (iii) the Phase 2/3 registrational study of EIK1001 in patients with non-small cell lung cancer (dated December 5, 2025). Pursuant to the MSD Agreements, the Company and MSD agreed to collaborate on these clinical trials evaluating the safety and efficacy of its compounds in combination with MSD’s compound, pembrolizumab. Under the MSD Agreements, the Company acts as the sponsor of the clinical trials at its own costs and MSD has agreed to supply to the Company, at its own cost, pembrolizumab for use in such trials. Pursuant to the MSD Agreements, the Company and MSD must each use commercially reasonable efforts to supply the Company’s applicable compounds for use in the portions of the clinical trials in which patients are intended to receive pembrolizumab either alone or in combination with one or more treatments, in accordance with the applicable study protocol. The Company recognizes costs incurred for the EIK clinical trial as research and development expenses within the statement of operations and comprehensive loss.

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

Note 12. Employee 401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. Employer contributions to the plan were $0.7 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively, and $2.1 million and $2.0 million for the six months ended June 30, 2026 and 2025, respectively.

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

The significant expense categories within net loss are presented on the statements of operations. The research and development expenses have been disaggregated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and engineering expenses	$29,730	$36,637	$59,213	$70,264
Clinical expenses	45,682	30,052	81,246	53,012
In-process research and development expenses	48	2,500	5,048	2,500
Total research and development expenses	75,460	69,189	145,507	125,776
General and administrative expenses	17,934	40,454	35,224	55,250
Other segment items#	(4,985)	(4,432)	(9,364)	(7,572)
Net loss	$88,409	$105,211	$171,367	$173,454

# Other segment items is comprised of interest income (expense), net and other income (expense), net.

The Company’s long-lived assets as of June 30, 2026 and December 31, 2025 were located in the United States.

Note 14. Workforce Reduction

In May 2025, the Company announced a reduction in its workforce as part of a corporate reorganization to sharpen its operational focus and efficiency whilst also improving its cash runway. As a result, the Company recorded restructuring charges of $3.0 million in research and development expenses and $0.3 million in general and administrative expenses for the three and six months ended June 30, 2025. The charges comprise employee severance and related charges, which were accounted for as one-time involuntary employer termination benefits, and were fully paid as of December 31, 2025. There were no restructuring charges in the three and six months ended June 30, 2026.

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

We have incurred significant operating losses and negative cash flows since our inception, consistent with our operating plan. Our net losses were $171.4 million and $173.5 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $1.1 billion and cash, cash equivalents, and marketable securities of $531.2 million. Since our inception, we have financed our operations primarily through the sale of shares of our redeemable convertible preferred stock and more recently, through our initial public offering.

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

We do not currently own or operate any manufacturing facilities. We rely on contract manufacturing organizations, or CMOs, to produce our product candidates in accordance with the United States Food and Drug Administration's, or FDA's, current good manufacturing practices, or cGMPs, as well as such cGMPs as may be required in other jurisdictions in which we conduct our clinical trials, for use in our clinical trials.

Given our stage of development, we do not yet have a marketing or sales organization or commercial infrastructure. Accordingly, if we obtain regulatory approval for any of our product candidates, we also expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution.

Clinical Updates

EIK1001

EIK1001 is a systemically administered TLR7/8 dual-agonist designed to activate innate and adaptive immune anti-tumor responses. It achieves this by enhancing antigen presentation by both myeloid and plasmacytic dendritic cells, thereby stimulating the release of cytokines and amplifying the immune response. Historically, TLR product candidates used to stimulate cancer-specific immunity were administered intra-tumorally, primarily to avoid stimulating adverse cytokine release syndrome events believed to be associated with their systemic administration. We have identified a dose and schedule designed to allow for systemic administration of EIK1001 to enable the agent to access the lymph nodes and spleen, thereby activating the innate immune system more broadly, and that we believe will not undermine the overall tolerability of this immune agonist.

We are currently conducting an ongoing open-label Phase 2 trial evaluating the safety and tolerability of EIK1001 in combination with both pembrolizumab and histology appropriate chemotherapy for the treatment of patients with non-small cell lung cancer, or NSCLC, which we refer to as TeLuRide-005. We completed enrollment in TeLuRide-005 in the first quarter of 2026.

On May 30, 2026, we presented updated clinical safety, tolerability and preliminary efficacy data from TeLuRide-005 at the 2026 American Society of Clinical Oncology, or ASCO, Annual Meeting. The safety data cutoff was March 17, 2026 and the efficacy data cutoff was May 4, 2026. We believe these data provide preliminary evidence of a potentially durable effect of EIK1001 in combination with standard of care across PD-(L)1 tumor proportion score subgroups, and a preliminary tolerability profile supportive of systemic administration in an out-patient setting, a potential key differentiator of EIK1001 from previous TLR7/8 targeted therapies. We expect to present updated data from TeLuRide-005 at the 2026 European Society of Medical Oncology, or ESMO, Congress in October 2026. While Teluride-005 has completed accrual, we expect long term follow up to continue with periodic data updates.

We are also conducting an ongoing global Phase 2/3 registrational trial of approximately 740 patients evaluating EIK1001 in combination with pembrolizumab in first-line advanced melanoma, which we refer to as TeLuRide-006. On August 11, 2026, we announced the dose selection of 0.60 mg/m2 of EIK1001 in combination with pembrolizumab 200 mg for Part 2 of the trial, following a prespecified interim data analysis conducted by an independent Data Monitoring Committee.

We also recently initiated a Phase 2/3 registrational trial of approximately 750 patients evaluating EIK1001 in combination with both pembrolizumab and histology appropriate chemotherapy as first-line therapy for treatment naive patients with stage 4 NSCLC, which we refer to as TeLuRide-008. On July 27, 2026, we announced the first patient had been dosed in TeLuRide-008.

EIK1003 & EIK1004

EIK1003 and EIK1004 are our highly selective PARP1 inhibitors designed to inhibit PARP1 while sparing PARP2, thereby promoting tumor regression by targeting the DNA damage response of cancer cells. PARP1/2 inhibitors such as olaparib are associated with hematologic toxicity, particularly anemia, leading to dose modifications and treatment discontinuations. These tolerability limitations have restricted use of non-selective PARP inhibitors primarily to the maintenance setting following response to chemotherapy. PARP2 plays an important role in red blood cell production, and preclinical evidence suggests PARP2 inhibition contributes to hematologic toxicities. Consequently, PARP inhibitors have not been successfully combined with chemotherapy, antibody drug conjugates or radionuclides in full dose and schedule in clinical practice to date. We believe the selectivity of EIK1003 and EIK1004 may enable the development of combination regimens with chemotherapy, antibody drug conjugates, or radionuclides in earlier lines of therapy and allow for sustained therapeutic dosing during maintenance treatment.

We are currently conducting a Phase 1/2 trial evaluating the safety and efficacy of EIK1003 as monotherapy or in combination with anti-cancer agents in participants with advanced solid tumors. To date, we have initiated four separate cohorts to evaluate EIK1003 both as a monotherapy and in combination with anti-cancer agents across different tumor types.

We are evaluating EIK1003 in Cohort 1A as a monotherapy for the treatment of patients with ovarian, breast, prostate, and pancreatic cancers. On May 30, 2026, we presented updated clinical safety, tolerability and preliminary efficacy data from Cohort 1A at the 2026 ASCO Annual Meeting. The safety data cutoff date was February 27, 2026 and the efficacy data cutoff was May 4, 2026. We believe the data presented show that EIK1003 monotherapy was generally well-tolerated across multiple dose levels and demonstrated encouraging preliminary antitumor activity. We plan to present updated data from Cohort 1A at the ESMO Congress 2026 in October 2026.

Cohort 1B is evaluating EIK1003 in combination with abiraterone and prednisone for the treatment of patients with advanced prostate cancer. While encouraging efficacy has been observed in studies of approved earlier generation, non-selective PARP inhibitors using this approach, high rates of hematologic suppression were also observed. We plan to present initial clinical data from Cohort 1B at the ESMO Congress 2026 in October.

Cohort 1C is evaluating EIK1003 in combination with paclitaxel for the treatment of patients with platinum-resistant ovarian cancer or patients with HER2-negative breast cancer that have failed hormonal therapy if ER+ or chemotherapy if ER negative. On May 30, 2026, we presented initial clinical safety, tolerability and preliminary efficacy data from Cohort 1C at the 2026 ASCO Annual Meeting. The safety data cutoff date was February 27, 2026 and the efficacy data cutoff was May 4, 2026. We believe these data demonstrated a combination safety profile generally consistent with paclitaxel’s known toxicities, as well as encouraging preliminary antitumor activity. We plan to present the updated clinical data from Cohort 1C at the ESMO Congress 2026 in October 2026.

Cohort 1D is evaluating EIK1003 in combination with paclitaxel and platinum-based chemotherapeutic agents in patients with ovarian cancer. We have completed site selection for Cohort 1D and enrollment is ongoing.

The dose escalation portion of the Phase 1/2 trial has completed for Cohorts 1A, 1B and 1C. As part of the dose optimization strategy for Part 2 of the Phase 1/2 trial, we are currently evaluating two dose levels of EIK1003 monotherapy, 20mg and 60mg, to determine the appropriate recommended Phase 2 dose for EIK1003. Enrollment for this Part 2 dose optimization portion of the trial is ongoing, with plans to enroll approximately 30 PARPi-naïve, HER2-negative breast cancer patients at each dose level.

We are also conducting a Phase 1/2 trial evaluating the safety and efficacy of EIK1004, our selective PARP1 inhibitor designed to penetrate the central nervous system, for the treatment of patients with ovarian, breast, prostate, and pancreatic cancers. Dose escalation in Part 1 is ongoing. We plan to present the first clinical data from this trial at the ESMO Congress 2026 in October.

EIK1005

EIK1005 is our product candidate designed to inhibit the Werner, or WRN, helicase and is our first internally developed program to advance into clinical studies. EIK1005 was optimized in our laboratories using our technology platform along with our broad research capabilities and was brought from discovery research to candidate declaration in less than 18 months. We believe EIK1005 has the potential to be an effective anti-tumor agent for microsatellite instability-high, or MSI-high, tumors, by producing synthetic lethality in MSI-high cells dependent upon the WRN helicase salvage pathway. Our EIK1005 development program is evaluating the potential of our WRN inhibitors to be used as a monotherapy, or in combination with immunotherapy, to improve treatment outcomes for patients with MSI-high tumors.

We have completed a Phase 1 single-ascending dose-escalation trial in healthy volunteers, which evaluated the safety, tolerability, and pharmacokinetics of EIK1005. We are currently evaluating EIK1005 in a Phase 1/2 trial as monotherapy and in combination with pembrolizumab in participants with advanced solid tumors. The first patient in this Phase 1/2 trial was dosed in January 2026, and enrollment in the dose escalation portion of the trial is ongoing. We plan to present initial clinical data from this trial at the ESMO Congress 2026 in October 2026.

EIK1006

EIK1006 is our second internally derived clinical candidate and is being investigated as a potential next-generation androgen receptor, or AR, antagonist with activity against multiple clinically emergent mutation variants of AR. Our technology platform has enabled us to identify novel AR antagonists that demonstrate activity against mutant versions of AR that are not easily antagonized by existing AR-directed therapeutics. Our AR program has been focused on optimizing molecules that can bind to the AR and inhibit signaling that is otherwise stimulated by androgens. These compounds block both the wild-type, referred to as the normal form, of AR, as well as the predominant, clinically observed, AR mutations that emerge in patients whose tumors have become resistant to currently available AR inhibitors. We believe EIK1006 has the potential to bind to the ligand binding domain of AR and block its nuclear translocation, thereby inhibiting AR transcriptional activity and downstream signaling. EIK1006 is structurally differentiated from currently available AR antagonists and has been optimized for pure AR antagonism.

We expect to submit an investigational new drug application, or IND, for EIK1006 by the end of 2026.

Other Preclinical Opportunities

In addition to the product candidates and programs described above, we are also actively pursuing discovery research in oncology and neurologic disease.

Components of Operating Results

Operating Expenses

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.

Research and Development Expenses

Research and development expenses include expenses incurred in drug discovery, development of future technology, and the conduct of clinical trials. These expenses consist of compensation expenses, including stock-based compensation expenses, direct research, and development expenses such as software development costs related to research and development activities, laboratory supplies, costs associated with conducting clinical trials at domestic and international sites, fees paid to CMOs and contract research organizations, or CROs, professional fees for consulting and related services, depreciation, facility and information technology expenses, and other miscellaneous expenses. We expense all research and development costs in the periods in which they are incurred.

Where possible, we do not outsource primary responsibility for the conduct of our clinical trials to CROs. While we still rely on CROs for certain support, we believe that conducting our clinical trials ourselves offers significant advantages relating to quality, efficiency, and continuity. As of June 30, 2026, we had 155 employees primarily engaged in clinical development activities.

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

Results of Operations

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	Change %	2026	2025	Change	Change %
	(in thousands, except percentages)
Operating expenses:
Research and development	$75,460	$69,189	$6,271	9%	$145,507	$125,776	$19,731	16%
General and administrative	17,934	40,454	(22,520)	(56%)	35,224	55,250	(20,026)	(36%)
Total operating expenses	93,394	109,643	(16,249)	(15%)	180,731	181,026	(295)	(0%)
Loss from operations	(93,394)	(109,643)	16,249	(15%)	(180,731)	(181,026)	295	(0%)
Interest income (expense), net	5,037	4,434	603	14%	9,417	7,594	1,823	24%
Other income (expense), net	(52)	(2)	(50)	2,500%	(53)	(22)	(31)	141%
Net loss and comprehensive loss	$(88,409)	$(105,211)	$16,802	(16%)	$(171,367)	$(173,454)	$2,087	(1%)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	Change %	2026	2025	Change	Change %
	(in thousands, except percentages)
Research and engineering	$29,730	$36,637	$(6,907)	(19%)	$59,213	$70,264	$(11,051)	(16%)
Clinical	45,682	30,052	15,630	52%	81,246	53,012	28,234	53%
In-process research and development	48	2,500	(2,452)	(98%)	5,048	2,500	2,548	102%
Total research and development expenses	$75,460	$69,189	$6,271	9%	$145,507	$125,776	$19,731	16%

Research and development expenses were $75.5 million for the three months ended June 30, 2026 compared to $69.2 million for the three months ended June 30, 2025, an increase of $6.3 million, or 9%. Direct research and development expenses increased $12.8 million as we advanced our clinical trial activity, and compensation costs increased $1.7 million. These increases were partially offset by $3.0 million of restructuring expenses and a $2.5 million milestone payment related to our collaboration agreement with Impact in the three months ended June 30, 2025, and $2.2 million lower occupancy costs following the termination of the office facilities portion of our New York City lease effective January 1, 2026, and higher costs in the prior period from moving into our new Millbrae headquarters.

Research and development expenses were $145.5 million for the six months ended June 30, 2026 compared to $125.8 million for the six months ended June 30, 2025, an increase of $19.7 million, or 16%. Direct research and development expenses increased $21.5 million as we advanced our clinical trial activity, compensation costs increased $1.8 million and a $5.0 million milestone payment related to our collaboration agreement with Impact was recognized and paid during the six months ended June 30, 2026, compared to $2.5 million in the six months ended June 30, 2025. These increases were partially offset by $3.0 million of restructuring expenses in the six months ended June 30, 2025 and $2.4 million lower occupancy costs following the termination of the office facilities portion of our New York City lease effective January 1, 2026, and higher costs in the prior period from moving into our new Millbrae headquarters.

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

General and Administrative Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	Change %	2026	2025	Change	Change %
	(in thousands, except percentages)
Total general and administrative expenses	$17,934	$40,454	$(22,520)	(56%)	$35,224	$55,250	$(20,026)	(36%)

General and administrative expenses were $17.9 million for the three months ended June 30, 2026, compared to $40.5 million for the three months ended June 30, 2025, a decrease of $22.5 million, or 56%. This decrease was primarily due to the impairment in the three months ended June 30, 2025 of $10.7 million of property and equipment and $10.3 million of operating lease right-of-use assets relating to properties in Hayward, California that we vacated in April 2025 when we moved into our current corporate headquarters in Millbrae, California.

General and administrative expenses were $35.2 million for the six months ended June 30, 2026, compared to $55.3 million for the six months ended June 30, 2025, a decrease of $20.0 million, or 36%. This decrease was primarily due to the impairment of the $10.7 million of property and equipment and $10.3 million of operating lease right-of-use assets as discussed above.

Interest Income (Expense), Net

Interest income (expense), net was $5.0 million for the three months ended June 30, 2026 compared to $4.4 million for the three months ended June 30, 2025, an increase of $0.6 million, or 14%. This increase was primarily due to higher average investment balances following our initial public offering in February 2026.

Interest income (expense), net was $9.4 million for the six months ended June 30, 2026 compared to $7.6 million for the six months ended June 30, 2025, an increase of $1.8 million, or 24%. This increase was primarily due to higher average investment balances following our initial public offering in February 2026.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have primarily funded our operations through the sale of shares of our redeemable convertible preferred stock and more recently, through our initial public offering. We have not generated any revenue from product sales and have incurred significant annual operating losses and negative cash flows from our operations. As of June 30, 2026, we had $531.2 million in cash, cash equivalents, and marketable securities.

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

We have incurred significant annual operating losses and negative cash flows since our inception. As of June 30, 2026, we had an accumulated deficit of $1.1 billion. Based on our current operating plan, we estimate that our existing cash, cash equivalents, and marketable securities as of the date of this Quarterly Report will be sufficient to fund our operating expenses and capital expenditures for at least the next 12 months from the issuance of the unaudited condensed financial statements included elsewhere in this Quarterly Report and into the second half of 2027. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

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

Cash Flows

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our primary sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2026	2025	Change	Change %
	(in thousands except percentages)
Net cash used in operating activities	$(154,759)	$(87,257)	$(67,502)	77%
Net cash used in investing activities	(156,788)	(249,730)	92,942	(37%)
Net cash provided by financing activities	349,333	350,753	(1,420)	(0%)
Net increase in cash, cash equivalents and restricted cash	$37,786	$13,766	$24,020	174%

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $154.8 million, which resulted from a net loss of $171.4 million, partially offset by non-cash charges of $16.0 million and a net decrease in our operating assets and liabilities of $0.7 million. Non-cash charges primarily consisted of $10.3 million of depreciation and $7.0 million of stock-based compensation.

Net cash used in operating activities for the six months ended June 30, 2025 was $87.3 million, which resulted from a net loss of $173.5 million, partially offset by non-cash charges of $40.7 million and a net decrease in our operating assets and liabilities of $45.5 million. Non-cash charges primarily consisted of $8.0 million of depreciation and amortization, $10.2 million of stock-based compensation, and the impairment of $10.7 million and $10.3 million of property and equipment and operating lease right-of-use assets, respectively, relating to our Hayward, California properties that we vacated when we moved into our Millbrae, California corporate headquarters in April 2025. The net decrease in our operating assets and liabilities was primarily the result of a $44.5 million increase in operating lease liabilities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was $156.8 million, which primarily consisted of $386.8 million of purchases of marketable securities and $0.5 million of payments for property and equipment purchases, partially offset by $230.5 million of proceeds from the maturities of our marketable securities.

Net cash used in investing activities for the six months ended June 30, 2025 was $249.7 million, which primarily consisted of $321.4 million of purchases of marketable securities and $44.1 million of payments for property and equipment purchases, partially offset by $115.8 million of proceeds from the maturities of our marketable securities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $349.3 million, from net proceeds of $349.0 million from our initial public offering of common stock and $0.3 million from stock option exercises.

Net cash provided by financing activities for the six months ended June 30, 2025 was $350.8 million, from net proceeds of $350.2 million from the issuance of redeemable convertible preferred stock and $0.6 million from stock option exercises.

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

We paid Seven and Eight and SW aggregate upfront payments of $11.0 million in cash ($10.5 million to Seven and Eight and $0.5 million to SW), and issued two Simple Agreements for Future Equity, or SAFEs, equal to $35.0 million ($31.5 million to Seven and Eight and $3.5 million to SW) upon entering into the applicable agreement. The SAFEs automatically converted into Series C redeemable convertible preferred stock upon the initial closing of the Series C financing round in May 2023, which then converted into common stock upon the closing of our initial public offering. We have also agreed to pay Seven and Eight additional milestone payments in the amount of up to approximately $369.6 million, of which $219.6 million are payable for a compound that is not a conjugate and $150.0 million for a compound that is a conjugate, in each case upon the achievement of certain development and regulatory milestones. EIK1001 is a compound that is not a conjugate. We have also agreed to pay SW additional milestone payments in the amount of up to $29.4 million and up to $350.0 million upon the achievement of certain regulatory and commercial milestones, respectively. As of June 30, 2026, we have paid $46.0 million in total under both agreements.

No future milestones were accrued as of June 30, 2026 as such milestones were not achieved or probable of being achieved at that date.

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

We paid an upfront fee of $31.5 million in cash to Impact. We are also required to make payments to Impact of up to $181.0 million and up to $775.0 million upon the achievement of certain development and regulatory milestones and commercial milestones, respectively. In addition, tiered royalties of high single-digit to low-teen percentages of net sales per calendar year, subject to certain reductions, are also payable by us to Impact post-commercialization. We have paid Impact $13.5 million in development and regulatory milestones as of June 30, 2026, including $5.0 million in the six months then ended.

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

Contractual Obligations and Commitments

Leases

In June 2022, we entered into an operating lease agreement for our corporate headquarters located in Millbrae, California, expiring in 2040. We are also party to several operating leases for office and lab space in Hayward, California, New York, New York, and Jersey City, New Jersey. As of June 30, 2026, our non-cancellable lease obligations were $541.1 million under our operating leases, of which $20.5 million are due in the remainder of 2026. Refer to Note 6 to our unaudited condensed financial statements included elsewhere in this Quarterly Report for more information on our lease obligations.

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

During the three and six months ended June 30, 2026, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of June 30, 2026, we had $125.4 million in cash equivalents, comprising interest bearing money market accounts, and $388.6 million in marketable securities. Our exposure to interest rate sensitivity is affected by changes in the underlying bank interest rates. We have not entered into investments for trading or speculative purposes, and our marketable securities are held to maturity. Although an immediate, one percentage point change in interest rates would have a material effect on the fair market value of our portfolio due to the size of our portfolio, because held-to-maturity investments are reported at amortized cost, we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates. As of June 30, 2026, we had no debt outstanding that is subject to interest rate variability. Therefore, we are not subject to interest rate risk related to debt.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

We previously identified a material weakness in our internal control over financial reporting which still exists as of June 30, 2026. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We did not design and maintain effective controls related to the evaluation of the accounting considerations for complex terms in lease arrangements. This material weakness resulted in the restatement of our condensed balance sheet and condensed statement of cash flows as of and for the nine months ended September 30, 2025. Additionally, this material weakness could result in misstatements to lease-related accounts or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Remediation Plan for the Material Weakness

We have taken, and continue to take, steps to remediate the material weakness and to strengthen our internal control over financial reporting. During the three months ended June 30, 2026, we completed the design and implementation of controls related to the evaluation of the accounting considerations for complex terms in lease arrangements. While we believe these controls address the design deficiency that gave rise to the material weakness, the controls have not operated for a sufficient period of time as of June 30, 2026 for management to conclude the material weakness has been remediated.

Changes in Internal Control over Financial Reporting

As described in the “Remediation Plan for the Material Weakness” section above, there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a late clinical-stage biotechnology company with a limited operating history. Consequently, it may be more difficult to evaluate our business, and predictions about our future may not be as accurate as they could be if we had a longer operating history. We were formed in July 2019 and have devoted substantially all of our resources since that time to research, engineering, and development activities, including the clinical development of our clinical-stage product candidates EIK1001, EIK1003, and EIK1004, which were in-licensed, and EIK1005, and other preclinical programs, the development of our technology platform, including the engineering of the hardware, software, reagents, and processes that we use to conduct single molecule tracking and other techniques, recruiting management and technical staff, developing and establishing our intellectual property portfolio, entering into collaboration agreements to further our development programs, building our facilities, including our site in Millbrae, California, infrastructure to support such activities, and raising capital. We are currently conducting a Phase 2/3 registrational trial for EIK1001 in combination with pembrolizumab for the treatment of patients with advanced melanoma. For patients with non-small cell lung cancer, or NSCLC, we are conducting a Phase 2 trial, and we have recently initiated a Phase 2/3 registrational trial, for EIK1001 in combination with pembrolizumab and chemotherapy. For EIK1003, we are conducting a Phase 1/2 trial in ovarian, breast, prostate, and pancreatic cancers. We are also conducting Phase 1/2 trials in patients with advanced solid tumors for EIK1004 and for EIK1005. We are currently also engaged in IND-enabling activities for EIK1006, and the rest of our programs remain in earlier stage preclinical development.

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

We have incurred net losses since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. For the six months ended June 30, 2026 and 2025, we reported a net loss of $171.4 million and $173.5 million, respectively. As of June 30, 2026, we had an accumulated deficit of $1.1 billion. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue research and development efforts for our product candidates, advance our product candidates through preclinical studies and clinical trials, and seek regulatory approvals.

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

If we raise funds by entering into collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms, including royalties, that may not be favorable to us, any of which may harm our business, financial condition, results of operations, and prospects. See the risk factors in this Quarterly Report titled “—We rely on license, collaboration, and other similar agreements to provide rights to the core intellectual property relating to most of our current product candidates, including our most advanced product candidate, EIK1001. These agreements impose significant milestone payments and other obligations on us. If we fail to comply with the obligations of our current or any future license, collaboration, or other similar agreements for our product candidates, or otherwise experience disruptions to our business relationships with our current or future licensors or collaborators, we could lose license or other rights that are important to our business, and hence lose the ability to continue the development and commercialization of our product candidates, if approved” and “—We have entered, and may in the future enter, into additional collaboration arrangements, which are important to our business. If we are unable to enter into new collaborations, or if we fail to realize the benefits of any current or future collaboration arrangements, our business, financial condition, results of operations, and prospects could be adversely affected.” If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our research, product development, or future commercialization efforts, or grant rights to third parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Our technology platform is central to our belief that by quantitating the dynamics of proteins in their full, living, cellular context, we can improve the speed and probability of success of drug development, as well as the identification of clinically relevant biomarkers. Our technology platform is centered around our proprietary SMT system, integrating tools such as custom-engineered super-resolution microscopy, bespoke automation, advanced data science, and software packages capable of processing petabyte-scale datasets. While we believe that we can generate important scientific insights by understanding protein behavior at a molecular level inside intact living cells from human cell lines, thereby accelerating the identification of novel agents that would prove clinically valuable, EIK1005 is the only product candidate in clinical development that has leveraged our technology platform. Rights related to all other clinical-stage product candidates are in-licensed. EIK1006, which also leveraged our technology platform, is still in preclinical studies and it is possible that it may not advance to clinical trials. There can be no certainty that our technology platform will lead to the identification of clinically relevant biomarkers or additional clinical product candidates, or improve the speed and probability of success of drug development in the manner which we expect, if at all.

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

We identified a material weakness in our internal control over financial reporting as of December 31, 2025 with respect to the design and effectiveness of our controls related to the evaluation of the accounting considerations for complex terms in lease arrangements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness resulted in the restatement of the condensed balance sheet and condensed statement of cash flows as of and for the nine months ended September 30, 2025. Additionally, this material weakness could result in misstatements to lease-related accounts or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

We have taken, and continue to take, steps to remediate the material weakness and to strengthen our internal control over financial reporting. We have completed the design and implementation of controls related to the evaluation of the accounting considerations for complex terms in lease arrangements. While we believe these controls address the design deficiency that gave rise to the material weakness, the controls have not operated for a sufficient period of time as of June 30, 2026 for management to conclude the material weakness remediated. The measures we will take may not be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses. If the steps we take do not remediate the material weakness in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected.

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

In April 2025, the current presidential administration imposed a baseline ten percent tariff on imports from all nations importing goods to the United States, with that baseline supplemented in certain cases by additional tariffs that vary by nation, product, or industry. Retaliatory tariffs on U.S. goods have been imposed by, among others, China, Canada, and the European Union, or the EU, which could impact inflation rate, increase the cost of goods, and adversely affect our business. On February 20, 2026, the U.S. Supreme Court ruled against the current presidential administration’s use of tariffs under the International Emergency Economic Powers Act, or IEEPA. Despite these legal setbacks, the current presidential administration has continued to pursue tariff measures under other statutory authorities and continues to explore additional legal avenues to maintain or reimpose tariffs. The tariff and trade policy landscape remains highly fluid, and the underlying trade tensions and continued pursuit of tariff measures under alternative legal authorities may continue to pose risks to global supply chains and economic relations. It is unknown whether and to what extent new tariffs, export controls, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry. Historically, tariffs have led to increased political tensions, between not only the United States and China, but also between the United States and other countries in the international community. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including, but not limited to, U.S. and China trade policies, could have a material adverse effect on our financial condition or results of operations. In addition, increased tariffs on critical raw materials, components, and finished goods could raise our production costs and disrupt our supply chain, which could adversely affect our clinical development activities.

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

Many of our product candidates/programs are in preclinical or early-stage clinical development. We have not yet completed any pivotal clinical trials, obtained regulatory approvals, manufactured a commercial scale product (or arranged for a third party to do so on our behalf), or conducted sales and marketing activities necessary for successful commercialization of any of our product candidates. Aside from EIK1001, which is our most advanced product candidate currently being evaluated in a Phase 2/3 registrational trial in combination with pembrolizumab for the treatment of patients with advanced melanoma, as well as a Phase 2 trial and Phase

2/3 registrational trial in combination with pembrolizumab and chemotherapy for the treatment of patients with NSCLC, all of our other development programs are either in early-stage clinical development, or will need to progress through IND-enabling studies and receive authorization from the FDA or a comparable foreign regulatory authority to proceed under an IND or other submission prior to initiating clinical development. We may not be able to file INDs or other submissions for any of our preclinical product candidates on the timelines we expect, or at all. Even if we submit an IND or other submission for a product candidate, the FDA or a comparable foreign regulatory authority may not clear the IND or other submission and allow us to begin clinical trials in a timely manner, or at all. The timing of submissions of INDs or other submissions for our product candidates will be dependent on further preclinical and manufacturing success. Commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and comparable foreign regulatory authorities. Any guidance we receive from the FDA or comparable foreign regulatory authorities is subject to change. These regulatory authorities could change their position, including, on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. Furthermore, the ongoing turnover and leadership instability at the FDA under the current presidential administration could lead to further delays and unpredictability in FDA’s clinical development and/or regulatory approval processes, which could adversely affect our ability to advance the development of our product candidates/programs.

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

All of our product candidates are either in preclinical or early clinical development, except for EIK1001, which is currently being evaluated in a Phase 2/3 registrational trial in combination with pembrolizumab for the treatment of patients with advanced melanoma, as well as a Phase 2/3 trial in combination with pembrolizumab and chemotherapy for the treatment of patients with NSCLC. The risk that our product candidates fail to proceed successfully through clinical development is high. We expect it could be many years before we commercialize any product candidate, if ever. The product candidates we are developing are novel and unproven, which makes it difficult to accurately predict the challenges we may face with respect to our product candidates as they proceed through development. It is also impossible to predict whether our clinical trials will proceed through registrational trials, and when or if any of our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and lengthy, complex, and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. Commencing any future clinical trials is subject to finalizing the trial design and submitting an IND and/or protocols to the FDA or a comparable foreign regulatory authority. Even after we make our submission, the FDA or comparable foreign regulatory authority could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our trial design, which may require us to complete additional studies or trials, amend our protocols, or impose stricter conditions on the commencement of clinical trials. Furthermore, the ongoing turnover and leadership instability at the FDA under the current presidential administration could lead to further delays and unpredictability in FDA’s regulatory approval process, which could adversely affect our ability to advance the development of our product candidates.

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
•
the number of participants required for clinical trials may be larger than we anticipate, enrollment in clinical trials may be slower than we anticipate, or participants may drop out or fail to return for post-treatment follow-up at a higher rate than we anticipate;
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

From time to time, we may publicly disclose preliminary or top-line data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. We also make assumptions, estimations, calculations, and may draw preliminary conclusions as part of our analyses of then-available data, which may change when more complete data analyses are available. As a result, the top-line or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available.

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

Delays, including delays caused by the above factors and other factors described in this section of this Quarterly Report titled “Risk Factors,” can be costly and could negatively affect our ability to complete preclinical studies or clinical trials or obtain timely marketing approvals. We do not know whether any of our planned preclinical studies or clinical trials will begin or be completed on a timely basis, or at all. For example, the FDA or comparable foreign regulatory authorities may place a partial or full clinical hold on any of our clinical trials for a variety of reasons, including safety concerns or failure to comply with regulatory requirements. If we are not able to complete successful clinical trials, we will not be able to obtain regulatory approval and will not be able to commercialize our product candidates.

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

In addition, manufacturers of approved products and those manufacturers’ facilities are required to ensure that quality control and manufacturing procedures, equipment or facilities conform to cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, our third-party manufacturers, and any partners and their third-party manufacturers, and our CMOs will be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs. If we or our third-party manufacturers, partners, or CMOs fail to comply with cGMPs we may be subject to significant penalties such as product seizures, injunctions, withdrawal of marketing authorizations, or other civil or criminal penalties.

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

Accordingly, assuming we, or any partners, obtain marketing approval for one or more of our product candidates, we, our partners, and our CMOs will continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, and quality control. If we are not able to comply with post-approval regulatory requirements, we could have the marketing approvals for our products withdrawn by regulatory authorities, and our ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. We could also face other civil and criminal penalties. As a result, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

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

EIK1001 was in-licensed from a Cayman Islands entity with significant operations in China. In addition, under the collaboration agreement, or the Impact Agreement, with Impact, a Chinese entity, we received an exclusive license under certain of Impact’s patents, know-how, and regulatory information to develop and commercialize any selective PARP1 inhibitors owned or controlled by Impact or its affiliates, including our product candidates EIK1003 and EIK1004, and any pharmaceutical products comprised of or containing such inhibitors, on a worldwide basis excluding China, Hong Kong, Taiwan, and Macau. Pursuant to the Impact Agreement, Impact conducts clinical trials for EIK1003 and EIK1004 in these regions. The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control restrictions affecting certain products manufactured in China, and most recently, proposing legislation that, if enacted, would restrict trade with certain Chinese companies that provide biopharmaceutical research, development, and manufacturing services. Recently, both China and the United States have each imposed tariffs indicating the potential for further trade barriers, including the U.S. Commerce Department adding numerous Chinese entities to its “unverified list,” which requires U.S. exporters to go through more procedures before exporting goods to such entities. On February 20, 2026, the U.S. Supreme Court ruled against the current presidential administration’s use of tariffs under the IEEPA. Despite these legal setbacks, the current presidential administration has continued to pursue tariff measures under other statutory authorities and continues to explore additional legal avenues to maintain or reimpose tariffs. It is unknown whether and to what extent new tariffs, export controls, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research environment in China, particularly for U.S. based companies, including retaliatory restrictions that could hinder or potentially inhibit Impact’s ability to conduct clinical trials in China pursuant to the Impact Agreement or our ability to continue to collaborate with these Chinese or China-related entities to develop EIK1001, EIK1003, and EIK1004. If we are unable to continue to develop these product candidates due to new laws or regulations as a result of ongoing tension between the United States and China, it could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We are conducting several clinical trials, and intend to conduct other future clinical trials, in a number of countries around the world. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authorities may be subject to certain conditions or may not be accepted at all, including as a basis for later-stage clinical trials. In cases where data from foreign clinical trials is intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (among other prerequisites) (i) the data are applicable to the U.S. population and U.S. medical practice, (ii) the trials were performed by clinical investigators of recognized competence in accordance with applicable GCPs, and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical power, must be met. The FDA may also require that patient populations studied in our clinical development programs are adequate to demonstrate safety and effectiveness in the U.S. patient population. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, we would need to conduct additional trials, which could be costly and time-consuming.

The manufacturing process for any products that we may develop is subject to the FDA or comparable foreign regulatory authority approval process, and we must therefore contract with manufacturers who can meet our and all applicable FDA or comparable foreign regulatory authority requirements on an ongoing basis.

The manufacturing process for any products that we may develop is subject to the FDA or comparable foreign authority approval process, and any CMOs with whom we forge contracts must meet all applicable FDA or comparable foreign regulatory authority requirements on an ongoing basis. If we or our CMOs are unable to reliably produce products in accordance with GMPs and to specifications acceptable to the FDA or comparable foreign regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product in accordance with requirements from the FDA or comparable foreign regulatory authorities to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. Our manufacturing activities are subject to ongoing, unannounced inspections by the FDA and comparable regulatory authorities. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, result in sanctions being imposed on us (including clinical holds, fines, injunctions, product seizures, civil penalties, delays, suspension or withdrawal of approvals, license revocation, suspension of production or recalls of the product candidates, operating restrictions, and criminal prosecutions), delay approval of our product candidates, impair commercialization efforts, or increase our cost of goods, any of which would have an adverse effect on our business, financial condition, results of operations, and prospects. Our future success depends on our ability to manufacture our products on a timely basis with acceptable manufacturing costs, while at the same time maintaining good quality and complying with applicable regulatory requirements. An inability to do so could have a material adverse effect on our business, financial condition, results of operations, and prospects. In addition, we could incur higher manufacturing costs if manufacturing processes or standards change, and we could need to replace, modify, design, build, or install equipment, all of which would require additional capital expenditures.

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

We are exploring and may in the future continue to explore the use of certain of our product candidates in combination with other therapies. For example, we are evaluating in a Phase 2/3 registrational trial the effect of EIK1001 in combination with pembrolizumab for the treatment of patients with advanced melanoma, and in a Phase 2 trial as well as a recently initiated Phase 2/3 registrational trial of EIK1001 in combination with pembrolizumab and chemotherapy for the treatment of patients with NSCLC. As such, we are subject to the risk that the FDA or comparable foreign regulatory authorities could revoke approval of, or that safety, efficacy, manufacturing, or supply issues could arise with, the therapy used in combination with our product candidate. If the therapies we use in combination with our product candidates are replaced as the standard of care, the FDA or comparable foreign regulatory authorities may require us to conduct additional clinical trials, or we may not be able to obtain adequate reimbursement from payors. The occurrence of any of these risks could result in our product candidates, if approved, being removed from the market or being less successful commercially. If we are unable to use pembrolizumab in our current combination trials for EIK1001, we may be required to enroll additional patients at existing sites or identify new trial sites. As a result, our clinical development activities could be delayed or otherwise adversely affected, which could adversely affect our business, financial condition, results of operations, and prospects.

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

Our success depends in large part on our ability to seek, obtain, and maintain patent and other intellectual property protection in the United States and other countries for our product candidates and their uses, as well as our ability to operate without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of others. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel discoveries and technologies that are important to our business, and in-licensing similar rights. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. The risks associated with patent rights generally apply to patent rights that we in-license now or in the future, as well as patent rights that we may own now or in the future. While we in-licensed certain issued patents related to EIK1001 from Seven and Eight and were recently issued a patent in connection with EIK1003, none of the patent applications we own or in-license in connection with EIK1004, EIK1005, or EIK1006 have issued yet, and there is no assurance that any such patent applications will issue at all or in a manner that provides us with any competitive advantage. In addition, the chemical structure of EIK1001 is in the public domain. Accordingly, we are unable to obtain any composition of matter patents claiming the composition of matter of EIK1001 as a sole active ingredient. We in-licensed patent applications relating to methods of using EIK1001 to treat certain indications, crystal forms of EIK1001, and a Patent Cooperation Treaty, or PCT, application relating to dosing of EIK1001, however, there is no assurance that these applications will issue or, even if they are issued, will be sufficient to prevent others from developing products that compete with EIK1001. Moreover, we or our licensors have also filed PCT and provisional patent applications related to EIK1001, EIK1003, EIK1004, EIK1005, and EIK1006, and none of our owned or in-licensed provisional or PCT patent applications are eligible to become an issued patent until, among other things, we or our licensors, as applicable, file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application, or file national stage applications based on the applicable PCT applications. Any failure to file a non-provisional patent application or a national stage application based on a PCT application could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent application or PCT application. Moreover, we cannot assure you that our owned and in-licensed pending patent applications will issue, or that any future issued patents will afford sufficient protection of our product candidates (including EIK1001, EIK1003, EIK1004, EIK1005, and EIK1006) or their intended uses against competitors, nor can we assure you that the patents issued will not be infringed, designed around, or invalidated by third parties, or that we can effectively prevent others from commercializing competitive technologies, products, or product candidates.

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

Composition of matter patents for biological and pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any specific method-of-use. In particular, composition of matter patent claims covering the active pharmaceutical ingredient, or API, in pharmaceutical drug products are generally considered to be the favored form of intellectual property protection for drug products, because such patents provide protection without regard to any particular method of use or manufacture or formulation or dosing of the API used. However, we only have issued patents directed to the composition of matter of EIK1001 in combination with one or more other substances and to the composition of matter of EIK1003. Further, we cannot be certain that the claims in our pending or future owned or in-licensed patent applications directed to the composition of matter of our other product candidates will be considered patentable by the United States Patent and Trademark Office, or the USPTO, or by patent offices in foreign countries, or that the claims in any of our current or future owned or in-licensed issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method-of-use patent claims protect the use of a product in the methods claimed in the patents, and dosing patent claims cover dosing regimens of the API or a formulation thereof. These types of patent claims do not prevent a competitor or other third party from making and marketing a product, including an API, that is identical to our product candidates for an indication that is outside the scope of the method-of-use claims, or from developing an identical product with a different dosing regimen that is outside the scope of the dosing claim. Moreover, with respect to method-of-use patents, even if competitors or other third parties do not actively promote their product for our targeted indications or uses for which we may obtain patents, clinicians may prescribe these products “off-label,” or patients may acquire them and use them in such manner themselves. Although off-label use may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability and our pending patent applications, and those of any collaborators or licensors, may be challenged in the courts, the USPTO or patent offices abroad. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. For example, our pending patent applications may be subject to third-party submissions of prior art to the USPTO. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one or more of our owned or licensed pending patent applications. In addition, our issued patents may be subject to post-grant review, or PGR, proceedings, oppositions, derivations, reexaminations, interferences, inter partes review, or IPR, proceedings or other similar proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and product candidates, or limit the duration of the patent protection of our technology and product candidates. Such challenges also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Any of the foregoing could adversely affect our business, financial condition, results of operations, and prospects. For example, our European patent EP 3166976 B2, which is directed to pharmaceutical combinations relating to EIK1001, was opposed before the European Patent Office. The opposition, which was filed in November 2022, has concluded without the need for an oral hearing. The Opposition Division issued its Interlocutory Decision in October 2025 maintaining our patent in amended form, which was republished on April 8, 2026.

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

We may also at times choose to collaborate with academic institutions to accelerate our preclinical research or development. The United States federal government retains certain rights in inventions produced with its financial assistance under the Patent and Trademark Law Amendments Act, or the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself.

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

In addition, the patent positions of companies engaged in the development and commercialization of pharmaceuticals are particularly uncertain. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances, or weakening the rights of patent owners in certain situations. Depending on future actions by Congress, the U.S. courts, the USPTO, and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain, protect, and enforce new patents and patents that we might obtain or license in the future. For example, in the case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that claims to certain DNA molecules are not patentable. In Amgen Inc. v. Sanofi, the Federal Circuit held that claims with functional language may pose high hurdles in fulfilling the enablement requirement. Recent decisions raise questions regarding the award of patent term adjustment, or PTA, for patents where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will or will not be viewed in future, and whether patent expiration dates may be affected. We cannot predict how future decisions by the courts, Congress, or the USPTO may alter the value of our patents. Any similar adverse change in the patent laws of other jurisdictions could also adversely affect our business, financial condition, results of operations, and prospects.

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

For example, we were previously engaged in a payment-related dispute with Seven and Eight, which alleged that it had not received a payment we made to it as required by our collaboration agreement, and thus such payment was still owed. Although we believed our payment had been made in good faith, we engaged in negotiations with Seven and Eight and, in May 2026, were able to reach a mutually agreeable resolution to the matter. If disputes involving our license and collaboration agreements, including disputes over intellectual property or other proprietary rights that we license now or in the future, prevent or impair our ability to maintain our licensing arrangements on commercially reasonable terms, we may not be able to successfully develop and commercialize the affected product candidates, if approved, which would have a material adverse effect on our business. If our licenses are terminated, we may lose our rights to develop and market our technology and product candidates, lose patent protection for our product candidates and technology, experience significant delays in the development and commercialization of our product candidates, if approved, or incur liability for damages.

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

The regulations that govern marketing approvals, pricing, and reimbursement for new drug products and biologics vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay or limit our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenue we generate from the sale of the product in that particular country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

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

We may seek a Breakthrough Therapy or Fast Track designation or priority review for current or future product candidates, but we might not receive such designation, and even if we do, we may not maintain such designation. Such designation may not lead to faster development, regulatory review, or approval, and will not increase the likelihood that the product candidate will receive marketing approval.

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

The FDA Commissioner’s National Priority Voucher program is designed to accelerate FDA review of certain drugs and biological products that are aligned with U.S. national health priorities and to enhance the health interests of Americans. Companies selected for the program will be issued a National Priority Review Voucher entitling the company to benefits including enhanced communications and rolling review to allow for a shortened review time. Unlike other priority review voucher programs, such as rare pediatric disease priority review vouchers, National Priority Review Vouchers cannot be sold to third-parties.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel, the ability to accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. In addition, FDA leadership has been in significant flux during the current administration, including both at the Commissioner level and the Directors of the drug and biologics Centers. Continued disruption in leadership could have a negative impact on our ability to develop our product candidates and secure future approvals.

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

Social media is increasingly being used to communicate about clinical development programs and the diseases our product candidates are being developed to treat. We may utilize appropriate social media in connection with communicating about our development programs. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. In addition, FDA has increased surveillance of the use of social media by the pharmaceutical industry to communicate about its products. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to report an alleged adverse event during a clinical trial. When such disclosures occur, we may fail to monitor and comply with applicable adverse event reporting obligations, or we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website, or a risk that a post on a social networking website by any of our employees may be construed as inappropriate promotion. In addition, failure to comply with FDA rules and regulations relating to our communications about our products over social media could lead to FDA enforcement. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or incur other harm to our business.

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

In connection with our initial public offering, our directors and executive officers and holders of substantially all of our outstanding securities entered into lock-up agreements with the underwriters pursuant to which they could not, with certain exceptions, offer, sell, or otherwise transfer or dispose of any of our securities, without the prior written consent of the representatives of the underwriters. These lock-up agreements expired on August 3, 2026, at which time an additional 32,924,231 shares of our common stock became eligible for sale in the public market; however, shares held by directors, executive officers, and other affiliates continue to be subject to volume limitations under Rule 144 under the Securities Act.

In addition, the 7,919,531 shares of our common stock that are subject to outstanding options and the 739,559 shares of our common stock issuable upon the exercise of our outstanding stock warrants, in each case as of June 30, 2026, are eligible for sale in the public market, to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of our common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of 29,855,741 shares of our outstanding common stock, or approximately 55% of our total outstanding common stock as of June 30, 2026, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by these stockholders, or if it is perceived that they will be sold, could adversely affect the trading price of our common stock.

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

As of August 3, 2026, our executive officers, directors, and holders of 5% or more of our capital stock beneficially owned approximately 61% of our voting stock. As a result, these stockholders, if acting together, will continue to have influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation, or sale of all or substantially all of our assets, and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent our change of control, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or of our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

The tax regimes we are subject to or operate under, including with respect to income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect us. For example, the IRA includes provisions that impose a 15% minimum tax, or CAMT, on the adjusted financial statement income of certain large corporations. CAMT is effective for taxable years beginning after December 31, 2022 and generally applies to taxpayers with average annual financial statement income exceeding $1 billion over a three-year period. The impact of this law was not material to us for the three and six months ended June 30, 2026, though it is possible that CAMT may have a material impact on our financial position in future years. Likewise, on July 4, 2025, the One Big Beautiful Bill Act, or the Act, was enacted into law. The Act includes significant changes to the U.S. tax code, including restoration of immediate recognition of domestic research and development expenditures and reinstatement of 100% bonus depreciation for qualifying property. We do not currently anticipate the Act to have a material impact on our financial position.

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

We are also a “smaller reporting company” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our common stock held by non-affiliates is less than $250.0 million measured on the last business day of our most recently completed second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. Even after we no longer qualify as an emerging growth company, we could still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements and reduced disclosure obligations regarding executive compensation in our Annual Report on Form 10-K and our other periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

In addition, because we are incorporated in the State of Delaware, we are governed by Section 203 of the General Corporation Law of the State of Delaware, or the DGCL, which may discourage, delay, or prevent a change in control of us. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

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

EIKON THERAPEUTICS, INC.

Date: August 13, 2026	By:	/s/ Roger M. Perlmutter, M.D., Ph.D.
Roger M. Perlmutter, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Alfred Bowie, Ph.D.
Alfred Bowie, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)