Form 10-Q
period 2026-09-30
Eikon Therapeutics, Inc.
filed 2026-11-12
CIK 1861123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 2, 2026, the registrant had 54,186,095 shares of common stock, par value $0.0001 per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements about us and our industry within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, product candidates, plans for and results of preclinical studies and clinical trials, research and development costs, manufacturing plans, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negatives of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

•
the strategy, initiation, cost, timing, progress, and results of our preclinical studies and clinical trials for our product candidates, including EIK1001, EIK1003, EIK1004, EIK1005, and EIK1006;
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
•
our views regarding the restatement of our financial statements as of and for the nine months ended September 30, 2025 and our plans to remediate a material weakness in our internal control over financial reporting;
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
•
We previously identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which could result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Eikon Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$98,482	$104,901
Marketable securities	363,235	231,074
Prepaid expenses and other current assets	16,008	12,542
Restricted cash, current	400	400
Total current assets	478,125	348,917
Property and equipment, net	128,555	142,898
Operating lease right-of-use assets, net	91,175	90,965
Restricted cash, non-current	7,883	7,771
Other non-current assets	463	4,183
Total assets	$706,201	$594,734
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$6,119	$681
Accrued expenses and other current liabilities	51,242	44,298
Operating lease liability, current	8,912	10,028
Total current liabilities	66,273	55,007
Operating lease liability, non-current	240,635	247,291
Other non-current liabilities	15,000	10,000
Total liabilities	321,908	312,298
Commitments and contingencies (see Note 7)
Redeemable convertible preferred stock, $0.0001 par value; no shares authorized, issued and outstanding as of September 30, 2026 and 262,597,889 shares authorized, 222,658,133 shares issued and outstanding, and aggregate liquidation preference of $1,159,762 as of December 31, 2025	—	1,161,470
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 50,000,000 shares authorized and no shares issued and outstanding as of September 30, 2026 and no shares authorized, issued and outstanding as of December 31, 2025	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized and 54,181,872 shares issued and outstanding as of September 30, 2026 and 340,650,000 shares authorized and 3,068,490 shares issued and outstanding as of December 31, 2025	5	—
Additional paid-in capital	1,562,276	41,475
Accumulated deficit	(1,177,988)	(920,509)
Total stockholders’ equity (deficit)	384,293	(879,034)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$706,201	$594,734

The accompanying notes are an integral part of these condensed financial statements.

Eikon Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$71,826	$59,313	$217,333	$185,089
General and administrative	18,726	15,438	53,950	70,688
Total operating expenses	90,552	74,751	271,283	255,777
Loss from operations	(90,552)	(74,751)	(271,283)	(255,777)
Interest income (expense), net	4,486	3,613	13,903	11,207
Other income (expense), net	(46)	(1)	(99)	(23)
Net loss and comprehensive loss	(86,112)	(71,139)	(257,479)	(244,593)
Impact of preferred stock extinguishments and modifications	—	—	—	(9,396)
Net loss attributable to common stockholders	$(86,112)	$(71,139)	$(257,479)	$(253,989)
Net loss per share attributable to common stockholders, basic and diluted	$(1.59)	$(24.24)	$(5.43)	$(89.06)
Weighted-average shares of common stock outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	54,168,268	2,934,921	47,412,330	2,851,910

The accompanying notes are an integral part of these condensed financial statements.

Eikon Therapeutics, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances as of December 31, 2025	222,658,133	$1,161,470	3,068,490	$—	$41,475	$(920,509)	$(879,034)
Issuance of common stock in initial public offering, net of issuance costs of $33,093	—	—	21,177,600	2	348,102	—	348,104
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(222,658,133)	(1,161,470)	29,855,741	3	1,161,467	—	1,161,470
Issuance of common stock upon exercise of stock options	—	—	36,724	—	277	—	277
Vesting of early exercised stock options and restricted common stock	—	—	—	—	35	—	35
Stock-based compensation expense	—	—	—	—	2,777	—	2,777
Net loss	—	—	—	—	—	(82,958)	(82,958)
Balances as of March 31, 2026	—	—	54,138,555	5	1,554,133	(1,003,467)	550,671
Issuance of common stock upon exercise of stock options	—	—	10,346	—	19	—	19
Repurchase of common stock	—	—	(14)	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,219	—	4,219
Net loss	—	—	—	—	—	(88,409)	(88,409)
Balances as of June 30, 2026	—	—	54,148,887	5	1,558,371	(1,091,876)	466,500
Issuance of common stock upon exercise of stock options	—	—	32,985	—	158	—	158
Stock-based compensation expense	—	—	—	—	3,747	—	3,747
Net loss	—	—	—	—	—	(86,112)	(86,112)
Balances as of September 30, 2026	—	$—	54,181,872	$5	$1,562,276	$(1,177,988)	$384,293

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2024	135,087,291	$808,221	2,869,760	$—	$33,011	$(604,941)	$(571,930)
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $547	60,005,669	350,153	—	—	—	—	—
Issuance of Series B-1 and C-1 redeemable convertible preferred stock and common stock warrants in exchange for extinguished Series B and C redeemable convertible preferred stock	19,977,824	(8,566)	—	—	(114)	8,680	8,566
Issuance of Series B-1 and C-1 redeemable convertible preferred stock in exchange for modified Series B and C redeemable convertible preferred stock	7,587,349	11,662	—	—	(11,662)	—	(11,662)
Issuance of common stock upon exercise of stock options	—	—	1,197	—	25	—	25
Repurchase of common stock	—	—	(201)	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	—	—	137	—	137
Stock-based compensation expense	—	—	—	—	2,970	—	2,970
Net loss	—	—	—	—	—	(68,243)	(68,243)
Balances as of March 31, 2025	222,658,133	1,161,470	2,870,756	—	24,367	(664,504)	(640,137)
Issuance of common stock upon exercise of stock options	—	—	53,841	—	531	—	531
Repurchase of common stock	—	—	(1,235)	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	—	—	103	—	103
Stock-based compensation expense	—	—	—	—	7,213	—	7,213
Net loss	—	—	—	—	—	(105,211)	(105,211)
Balances as of June 30, 2025	222,658,133	1,161,470	2,923,362	—	32,214	(769,715)	(737,501)
Issuance of common stock upon exercise of stock options	—	—	27,735	—	262	—	262
Repurchase of common stock	—	—	(101)	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	—	—	32	—	32
Stock-based compensation expense	—	—	—	—	3,992	—	3,992
Net loss	—	—	—	—	—	(71,139)	(71,139)
Balances as of September 30, 2025	222,658,133	$1,161,470	2,950,996	$—	$36,500	$(840,854)	$(804,354)

The accompanying notes are an integral part of these condensed financial statements.

Eikon Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net loss	$(257,479)	$(244,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	15,373	13,478
Stock-based compensation expense	10,743	14,175
Amortization of premiums and accretion of discounts on marketable securities	(1,246)	(4,676)
Amortization of operating lease right-of-use assets	(210)	5,593
Impairment of operating lease right-of-use assets	—	10,275
Impairment of property and equipment	—	10,740
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,466)	(6,863)
Other assets	2,793	(42)
Accounts payable	5,438	(268)
Accrued expenses and other current liabilities	6,876	2,601
Operating lease liabilities	(7,772)	48,100
Other liabilities	5,000	4,688
Net cash used in operating activities	(223,950)	(146,792)

Investing Activities
Purchase of property and equipment	(932)	(46,675)
Purchase of marketable securities	(436,415)	(390,128)
Proceeds from maturities of marketable securities	305,500	214,750
Net cash used in investing activities	(131,847)	(222,053)

Financing Activities
Proceeds from issuance of common stock under stock plans	459	811
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	350,153
Proceeds from initial public offering, net of issuance costs	349,031	—
Net cash provided by financing activities	349,490	350,964

Net decrease in cash, cash equivalents and restricted cash	(6,307)	(17,881)
Cash, cash equivalents and restricted cash at beginning of period	113,072	130,878
Cash, cash equivalents and restricted cash at end of period	$106,765	$112,997

Cash, cash equivalents and restricted cash at end of period
Cash and cash equivalents	$98,482	$104,868
Restricted cash	8,283	8,129
Cash, cash equivalents and restricted cash at end of period	$106,765	$112,997

Supplemental disclosure of cash flow information
Cash paid for interest	$11	$885
Cash paid for operating lease liabilities	31,457	11,536

Supplemental disclosure of non-cash financing and investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$197	$56
Vesting of early exercised stock options and restricted common stock	35	272
Operating lease liabilities arising from obtaining right-of-use assets	—	(9,830)

The accompanying notes are an integral part of these condensed financial statements.

Eikon Therapeutics, Inc.

Notes to Condensed Financial Statements (unaudited)

Note 1. Organization and Description of Business

Description of Business

Eikon Therapeutics, Inc. (the “Company”) is a late-stage clinical biopharmaceutical company dedicated to building a global, fully-integrated organization developing important innovative medicines to address serious unmet medical needs. The Company’s technology platform integrates custom-engineered super-resolution microscopy systems, bespoke automation, data science machine learning, and artificial intelligence tools, and software engineering capable of processing petabyte-scale datasets.

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

Liquidity and Going Concern Assessment

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net operating losses and negative cash flows from operations since its inception. As of September 30, 2026, the Company had an accumulated deficit of approximately $1.2 billion.

The Company has historically financed its operations primarily through private placements of its redeemable convertible preferred stock, and most recently, through its IPO. The Company may seek to raise capital through private or public equity financings, debt financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing.

The Company believes its cash, cash equivalents, and marketable securities balance of $461.7 million as of September 30, 2026 will be sufficient for the Company to continue as a going concern for at least one year from the date these condensed financial statements are issued.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission regarding interim reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with

GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The condensed balance sheet at December 31, 2025, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. These condensed financial statements include all adjustments necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

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

The Company is subject to a number of risks similar to other early-stage biopharmaceutical companies, including, but not limited to, the need to obtain adequate additional funding, possible failure of current or future in-process research and development (“IPR&D”) of its technology, its reliance on third parties to assist in conducting its clinical trials, the need to obtain regulatory and marketing approvals, the need to achieve sufficient market acceptance, adequate coverage, and reimbursement from third-party payors, competitors advancing medicine in a field that the Company intends to enter that constrains its ability to compete effectively for market share, competitors developing technological innovations that reduce the value of the inventions that enable the Company to discover and develop new medicines, protection of its proprietary technology, and the need to secure and maintain adequate manufacturing arrangements with third parties. If the Company does not successfully commercialize its clinical assets, it will be unable to generate product revenue or achieve profitability.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less from the date of purchase to be cash and cash equivalents. Cash equivalents consist primarily of amounts held in money market funds and commercial paper, which are held at amortized cost.

Marketable Securities

The Company’s marketable securities consist of United States treasury securities and commercial paper, which are held-to-maturity and reported at amortized cost. The amortization of premiums and accretion of discounts from the purchase of the securities are recognized as a component of interest income in the statements of operations and comprehensive loss. Marketable securities are classified as either current or non-current assets based on their contractual maturity dates. Marketable securities are initially recorded net of an allowance for expected credit losses, if any, which are remeasured each period and any impairments are recognized as an expense. As of September 30, 2026, there had been no impairment or credit losses on the Company’s marketable securities.

Restricted Cash

The Company had deposits of $7.9 million and $7.8 million included in long-term assets as of September 30, 2026 and December 31, 2025, respectively, restricted from withdrawal and held by a bank in the form of collateral for irrevocable standby letters of credit held as security for the Company’s leases. In addition, the Company had deposits of $0.4 million included in current assets as of September 30, 2026 and December 31, 2025, pledged for corporate credit cards.

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

Impairment of Long-Lived Assets

The Company reviews the carrying amounts of its long-lived assets, including property and equipment and right-of-use (“ROU”) leased assets, for potential impairment whenever events or changes in circumstances indicate that the assets may not be recoverable. Factors that the Company considers in an impairment review include, but are not limited to, significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount, and the impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined using discounted cash flows. There was no impairment of long-lived assets during the three and nine months ended September 30, 2026 and three months ended September 30, 2025. During the three months ended June 30, 2025, the Company vacated its properties in Hayward, California and recorded impairment charges of $10.7 million of property and equipment and $10.3 million of operating lease ROU assets, included in general and administrative expenses in the statement of operations and comprehensive loss for the nine months ended September 30, 2025.

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

The Company did not have any finance leases as of September 30, 2026 and December 31, 2025.

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

Deferred Initial Public Offering Costs

Deferred IPO costs, consisting primarily of legal and accounting fees relating to the IPO, are capitalized and offset against offering proceeds following the completion of the offering. Deferred IPO costs for terminated or delayed offerings are expensed immediately as a charge to general and administrative expenses in the statement of operations and comprehensive loss. The Company had no deferred IPO costs capitalized as of September 30, 2026. The Company had $3.6 million of deferred IPO costs capitalized as of December 31, 2025, included in other non-current assets.

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

Fair Value of Common Stock, Common Stock Warrants, and Redeemable Convertible Preferred Stock

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

The Company’s common stock, common stock warrants, and redeemable convertible preferred stock valuations from May 31, 2025 through the IPO date were performed using a hybrid method that combines the OPM and the probability-weighted expected return method (“PWERM”). The PWERM employs additional information not used in the OPM, including various market approach calculations depending upon the likelihood of various discrete future liquidity scenarios, such as an IPO or sale of the enterprise, as well as the probability of remaining a private company. In a hybrid method, various exit scenarios are analyzed. A discount for lack of marketability of the Company’s common stock and redeemable convertible preferred stock is then applied to arrive at an indication of value for the common stock and redeemable convertible preferred stock.

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

Comprehensive Loss

Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. There are currently no components of other comprehensive loss for the Company. Thus, comprehensive loss is the same as the net loss for the three and nine months ended September 30, 2026 and 2025.

Foreign Currency Transactions

The functional currency of the Company’s operation is U.S. dollars. All monetary assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date. Non-monetary assets and liabilities are translated using the exchange rate that was in effect when the asset or liability was initially recognized. Expenses are translated at the average exchange rates prevailing during the applicable period. Foreign currency transaction gains and losses are included in the statements of operations and comprehensive loss and recorded in other income (expense), net. Foreign currency transaction losses were immaterial for the three and nine months ended September 30, 2026 and 2025.

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

Emerging Growth Company Status

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and may take advantage of reduced reporting requirements. These reporting requirement exemptions may not be applicable to other public companies that are not emerging growth companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards.

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

Note 3. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(86,112)	$(71,139)	$(257,479)	$(244,593)
Impact of preferred stock extinguishments and modifications	—	—	—	(9,396)
Net loss attributable to common stockholders	$(86,112)	$(71,139)	$(257,479)	$(253,989)
Denominator:
Weighted-average common shares outstanding	54,168,268	2,939,784	47,412,712	2,894,231
Less: Weighted-average common shares subject to repurchase	—	(4,863)	(382)	(42,321)
Weighted-average common shares outstanding, basic and diluted	54,168,268	2,934,921	47,412,330	2,851,910
Net loss per share attributable to common stockholders, basic and diluted	$(1.59)	$(24.24)	$(5.43)	$(89.06)

The following outstanding common stock equivalents have been excluded from diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2026 and 2025 because their inclusion would be anti-dilutive:

	September 30,
	2026	2025
Options to purchase common stock	7,955,797	5,699,416
Early exercised stock options and unvested restricted common stock	—	3,102
Warrants to purchase common stock	739,559	739,559
Redeemable convertible preferred stock	—	29,855,741
Total common stock equivalents	8,695,356	36,297,818

Note 4. Fair Value Measurements

The following tables summarize the Company’s financial assets, which consist of cash equivalents and marketable securities, presented at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		September 30, 2026
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets
Cash equivalents:
Money market funds	Level 1	$89,262	$—	$—	$89,262
Total cash equivalents		$89,262	$—	$—	$89,262
Marketable securities:
Commercial paper	Level 2	$199,431	$—	$(620)	$198,811
U.S. government securities	Level 2	163,804	1	(423)	163,382
Total marketable securities		$363,235	$1	$(1,043)	$362,193

		December 31, 2025
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets
Cash equivalents:
Money market funds	Level 1	$84,960	$—	$—	$84,960
Total cash equivalents		$84,960	$—	$—	$84,960
Marketable securities:
Commercial paper	Level 2	$107,870	$65	$—	$107,935
U.S. government securities	Level 2	123,204	154	—	123,358
Total marketable securities		$231,074	$219	$—	$231,293

The Company did not hold any financial assets that would be classified as Level 3 in the fair value hierarchy during the three and nine months ended September 30, 2026 and 2025.

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair values due to their liquid or short-term nature, such as cash, prepaid expenses, accounts payable, and accrued expenses.

Note 5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Lab equipment	$26,264	$25,909
Engineering equipment	14,843	14,843
Leasehold improvements	120,588	120,588
Motor vehicles	—	101
Furniture, fittings & office equipment	5,150	5,150
Computer equipment	13,183	12,970
Software	5,878	5,627
Construction in progress	892	624
	186,798	185,812
Less: accumulated depreciation	(58,243)	(42,914)
Total property and equipment, net	$128,555	$142,898

Depreciation expense was $5.0 million and $5.5 million for the three months ended September 30, 2026 and 2025, respectively, and $15.4 million and $13.5 million for the nine months ended September 30, 2026 and 2025, respectively. Disposals of property and equipment during the three and nine months ended September 30, 2026 and 2025 were not material.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued compensation expenses	$20,871	$24,868
Accrued clinical expenses	17,148	6,518
Accrued expenses related to purchase of IPR&D	—	102
Accrued vendor expenses	12,987	11,300
Current portion of early exercised options and restricted common stock liability	—	35
Other accrued expenses	236	1,475
Total accrued expenses and other current liabilities	$51,242	$44,298

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

In addition, the lease agreement provides for up to $57.0 million in additional tenant improvement allowances that may be utilized by the Company and is repayable over the term of the lease with interest. $49.7 million of additional tenant improvement allowances had been drawn down as of September 30, 2026, and the Company constructed leasehold improvements, which were concluded to be lessee assets, in the space. The Company is accounting for the repayment obligation related to these additional tenant improvement allowances as part of the lease with the amounts included in operating lease liability, current and non-current. The Company has an irrevocable standby letter of credit for $6.7 million held as security for the Millbrae, California lease deposit.

The Company had leases for other office and laboratory facilities of between approximately 25,000 and 72,000 square feet in Hayward, California, New York, New York and Jersey City, New Jersey as of September 30, 2026. The leases will expire between October 2026 and July 2029 unless their terms are extended where allowed under the leases. In September 2025, the Company amended the New York lease to reduce the term for the office facilities and extend the term for the laboratory facilities under the lease agreement. As a result, the Company increased the carrying values of the operating lease ROU assets and operating lease liabilities for this lease by $2.5 million. In January 2026, the Company notified the landlord of one of its Hayward properties of its intention to early terminate the lease in October 2026. The Company remeasured the operating lease liabilities, which resulted in a reduction of the carrying value of the operating lease liability and a corresponding reduction in the operating lease ROU assets of $5.6 million as of December 31, 2025.

The Company’s leases had weighted average remaining lease terms of 12.8 years and 13.3 years, and weighted average discount rates of 12.8% and 12.8% as of September 30, 2026 and December 31, 2025, respectively.

Future minimum lease payments under non-cancellable leases as of September 30, 2026 were as follows (in thousands):

Year Ending December 31,
2026 (remainder of year)	$10,017
2027	39,310
2028	38,286
2029	36,777
2030	35,913
Thereafter	370,302
Total future minimum lease payments	530,605
Less: Imputed interest	(281,058)
Present value of future lease payments	249,547
Less: Operating lease liability, current	(8,912)
Operating lease liability, non-current	$240,635

Rent expense for operating leases was $7.8 million and $7.5 million for the three months ended September 30, 2026 and 2025, respectively, and $23.4 million and $24.3 million for the nine months ended September 30, 2026 and 2025, respectively. There were no variable lease costs and short-term lease costs were not material for the three and nine months ended September 30, 2026 and 2025.

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

Future Milestone and Royalty Payments

The Company enters into license agreements in the normal course of business in order to obtain rights to promising product candidates, advance product development and obtain technologies and services related to its business. The Company could be required to make development and regulatory milestones and sales milestones of up to $630.0 million and $1.1 billion, and tiered royalty payments to licensors based on the net sales of the licensed products. Contingent milestones are recorded when probable to be achieved. Royalties will be recognized as cost of sales when the covered products are sold and royalties are payable. As of September 30, 2026, the Company had incurred and recorded $93.0 million in upfront and milestone payments under these agreements (see Notes 10 and 11).

Legal Contingencies

The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations, or cash flows. The Company may pursue or be subject to litigation and other legal actions from time to time arising in the ordinary course of business, including intellectual property, products liability, breach of contract, commercial, employment, and other similar claims which could have an adverse impact on its reputation, business and financial condition and divert the attention of its management from the operation of its business. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There were no legal contingencies requiring accrual or disclosures as of September 30, 2026 and December 31, 2025.

Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum potential amount of future payments that the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company is not currently aware of any indemnification claims. Accordingly, the Company had not recorded any liabilities for these indemnification rights and agreements as of September 30, 2026 and December 31, 2025.

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

The warrants are exercisable in whole or in part, at any time up to and including the first to occur of the consummation of a liquidation event and the fifth anniversary of the date of issue and thereafter shall terminate and be void. The warrants can be exercised either in cash or net issued. As the contract allows for physical settlement or net physical settlement, the Company concluded that the common stock warrants should be equity-classified and recorded in additional paid-in capital at their fair value of $6.3 million upon issuance.

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
•
Accounting for the new issuance of the Series B, Series B-1, Series C and Series C-1 redeemable convertible preferred stock, and common stock warrants at fair values of $16.7 million, $149.6 million, $4.8 million, $23.1 million, and $6.3 million, respectively.

•
The offset for each investor was recorded to either additional paid-in capital (investors for which fair value exceeded carrying value, aggregating to $6.4 million) or accumulated deficit (investors for which carrying value exceeded fair value, aggregating to $8.7 million), as appropriate.

The aggregate difference between the fair value of the consideration transferred and the carrying value of the extinguished shares was reflected as an adjustment to the numerator in the computation of basic earnings per share for the nine months ended September 30, 2025. Specifically, the extinguishments resulted in a $2.3 million net reduction to the net loss available to common shareholders.

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

The increase in fair value of the modified shares was reflected as an adjustment to the numerator in the computation of basic earnings per share for the nine months ended September 30, 2025. Specifically, the modifications resulted in an $11.7 million increase to the net loss available to common shareholders. See Note 3 for the net impact of the extinguishments and modifications on the net loss per share attributable to common shareholders.

In connection with the IPO, all then outstanding shares of Series A, A-1, B, B-1, C, C-1, and D redeemable convertible preferred stock converted into an aggregate of 29,855,741 shares of common stock.

Common Stock

Common stock reserved for future issuance, on an as if-converted basis, consisted of the following:

	September 30, 2026	December 31, 2025
Conversion of redeemable convertible preferred stock	—	29,855,741
Common stock warrants	739,559	739,559
Stock options issued and outstanding	7,955,797	5,513,142
Stock options available for future issuance	1,793,197	1,449,522
Shares reserved for ESPP	539,582	—
Total	11,028,135	37,557,964

Common stockholders are entitled to dividends if and when declared by the Board and after any dividends on redeemable convertible preferred stock are fully paid. The holder of each share of common stock is entitled to one vote. As of September 30, 2026, no dividends had been declared.

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

On April 2, 2025, the Company granted its Chair and Chief Executive Officer, Dr. Roger M. Perlmutter, M.D., Ph.D., an option to purchase 1,608,481 shares of the Company’s common stock with an exercise price of $9.85 per share. In addition, Dr. Perlmutter’s exercise price of $20.89 relating to the options to purchase 869,981 shares of the Company’s common stock issued in February 2022 in connection with the Series B financing round was also amended to $9.85, the estimated common stock fair value at that date. Each of these options vest over four years in equal monthly installments and are subject to accelerated vesting if Dr. Perlmutter’s employment is terminated. In order to retain and motivate employees and other key contributors of the Company, on April 2 and May 5, 2025, the board of directors also approved the repricing of 83,803 and 1,766,017 outstanding options, respectively, which had exercise prices exceeding $9.85. The repricing reduced the options’ exercise price to $9.85, the estimated common stock fair value on those dates. The stock option repricing was treated as an option modification for accounting purposes and resulted in a total incremental expense of $2.4 million, of which $1.5 million incremental expense associated with vested options was recognized on the modification dates. The remaining $0.9 million incremental expense associated with the unvested options as of the modification date will be recognized over the remainder of the original requisite service periods through July 2028.

Stock-Based Compensation Expense

Stock-based compensation expense includes options granted to employees and nonemployees and has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$1,702	$1,490	$4,879	$4,947
General and administrative	2,045	2,502	5,864	9,228
Total stock-based compensation expense	$3,747	$3,992	$10,743	$14,175

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

The Company recognized the upfront payments of $46.0 million as IPR&D expenses within the statement of operations and comprehensive loss in the year ended December 31, 2023 as the transaction was accounted for as an IPR&D asset acquisition and the acquired technology did not have an alternative use. No future milestones were accrued on the Company’s condensed balance sheets at September 30, 2026 and December 31, 2025 as such milestones were not achieved or probable of being achieved at each date.

Impact Collaboration Agreement

On May 10, 2023, the Company entered into a Collaboration Agreement, which was amended and restated on November 22, 2023, and further amended on December 12, 2024, and August 31, 2026 (collectively, the “Impact Agreement”) with Impact Therapeutics (Shanghai) Inc. (“Impact”). Pursuant to the Impact Agreement, the Company received an exclusive license under certain of Impact’s patents, know-how, and regulatory information to develop and commercialize any selective PARP1 inhibitors owned or controlled by Impact or its affiliates, including the Company’s product candidates EIK1003 and EIK1004, and any pharmaceutical products comprised of or containing such inhibitors, on a worldwide basis excluding China, Hong Kong, Taiwan, and Macau, such excluded territories collectively known as the Impact territory. The Company also received a co-exclusive, royalty-free license under certain of Impact’s patents and know-how to develop and manufacture such product candidates within the Impact territory solely for the purposes of supporting the development or commercialization thereof outside of the Impact territory. Additionally, the Company granted to Impact a co-exclusive, royalty-free license under certain of its patents, know-how, and regulatory information for the sole purposes of Impact fulfilling its obligations related to the Impact Agreement and to develop, manufacture and make regulatory filings related to the product candidates. In addition, the Company granted an exclusive, royalty-free license under certain of its patents and know-how to Impact solely for purposes of commercialization of the product candidates in the Impact territory. The Impact Agreement further prohibits either party or their sublicensees or affiliates, as applicable, from developing, manufacturing, or commercializing any selective PARP1 inhibitors during the term of the Impact Agreement except as provided under the foregoing licenses, and includes cost sharing arrangements with Impact relating to the development of the product candidates in the Impact territory.

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

The Impact Agreement expires upon the expiration of the last royalty term for the last product candidate for which the Company is actively pursuing research, development, and commercialization. The royalty term for a product candidate in a country expires upon the latest to occur of: (i) the expiration of the last-to-expire patent held by Impact or joint patent in such country that contains a valid claim that covers such product candidate or corresponding licensed compound, (ii) the tenth anniversary of the first commercial sale of such product candidate in such country, and (iii) the expiration of regulatory exclusivity for such product candidate in such country. Upon such expiration of the royalty term for a product candidate in a country, the exclusive licenses the Company received under the Impact Agreement will become non-exclusive, perpetual, fully-paid, royalty-free, irrevocable licenses for such product candidate in such country. Either party may terminate the Impact Agreement if there has been material breach, but such termination can only be invoked if the breach cannot be reasonably remedied by the payment of money damages. In addition, either party may terminate the agreement if the other party becomes insolvent. The Company has the sole right to terminate the Impact Agreement immediately upon written notice to Impact if the Company receives a clinical hold or a withdrawal notice from a regulatory authority regarding safety concerns related to the development or commercialization of a product candidate, in each case that has no reasonable likelihood of resolution. The Company also has the sole right to terminate for any or no reason upon prior written notice to Impact.

The Company recognized the upfront payment of $31.5 million as IPR&D expenses within the statement of operations and comprehensive loss in the year ended December 31, 2023 as the transaction was accounted for as an IPR&D asset acquisition and the acquired technology did not have an alternative use.

The Company paid no development and regulatory milestones for the three months ended September 30, 2026 and 2025, and $5.0 million and $2.5 million for the nine months ended September 30, 2026 and 2025, respectively, which were recorded as research and development expenses in the condensed statements of operations and comprehensive loss. No future milestones were accrued on the Company’s condensed balance sheets at September 30, 2026 and December 31, 2025 as such milestones were not achieved or probable of being achieved at each date.

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

The Company has received $15.0 million from Catalyst4 for future services, which was recorded in other non-current liabilities on its condensed balance sheet as of September 30, 2026.

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

Note 12. Employee 401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. Employer contributions to the plan were $0.7 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively, and $2.7 million and $2.6 million for the nine months ended September 30, 2026 and 2025, respectively.

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

The significant expense categories within net loss are presented on the statements of operations. The research and development expenses have been disaggregated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and engineering expenses	$29,268	$29,271	$88,481	$99,535
Clinical expenses	42,558	30,042	123,804	83,054
In-process research and development expenses	—	—	5,048	2,500
Total research and development expenses	71,826	59,313	217,333	185,089
General and administrative expenses	18,726	15,438	53,950	70,688
Other segment items#	(4,440)	(3,612)	(13,804)	(11,184)
Net loss	$86,112	$71,139	$257,479	$244,593

# Other segment items consist of interest income (expense), net and other income (expense), net.

The Company’s long-lived assets as of September 30, 2026 and December 31, 2025 were located in the United States.

Note 14. Workforce Reduction

In May 2025, the Company announced a reduction in its workforce as part of a corporate reorganization to sharpen its operational focus and efficiency while also improving its cash runway. As a result, the Company recorded restructuring charges of $3.0 million in research and development expenses and $0.3 million in general and administrative expenses for the nine months ended September 30, 2025. The charges comprise employee severance and related charges, which were accounted for as one-time involuntary employer termination benefits, and were fully paid as of December 31, 2025. There were no restructuring charges in the three months ended September 30, 2025 and three and nine months ended September 30, 2026.

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

Since our inception in 2019, we have devoted substantially all of our resources to research and clinical development activities, the development of our technology platform, recruiting management and technical staff, business planning, producing materials for preclinical studies and clinical trials, establishing our intellectual property portfolio, entering into collaboration and license agreements, building our infrastructure to support such activities, and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales.

We have incurred significant operating losses and negative cash flows since our inception, consistent with our operating plan. Our net losses were $257.5 million and $244.6 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $1.2 billion and cash, cash equivalents, and marketable securities of $461.7 million. Since our inception, we have financed our operations primarily through the sale of shares of our redeemable convertible preferred stock and more recently, through our initial public offering.

Based on our current operating plan, we estimate that our existing cash, cash equivalents, and marketable securities as of the date of this Quarterly Report will be sufficient to fund our operating expenses and capital expenditures into the first quarter of 2028. We have based this estimate and our forecast of cash resources and planned operations on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect. Additional funds will be necessary after that date to maintain current operations and to continue our research and development activities. We plan to monitor expenses and raise additional capital opportunistically through any combination of public and private equity and debt financings, strategic alliances, and licensing or collaboration arrangements. Our ability to access capital when needed is not assured, and if capital is not available to us when, and in the amounts, needed, and on acceptable terms, we may need to delay, scale back, or abandon some or all of our development programs and other operations, which could materially affect our business, financial condition, and results of operations.

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

We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:

•
continue to progress the development of our clinical-stage product candidates, including EIK1001, EIK1003, EIK1004, EIK1005, and EIK1006;
•
continue to progress the internal development of our preclinical assets;

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

We are currently conducting an ongoing open-label Phase 2 trial evaluating the safety and tolerability of EIK1001 in combination with both pembrolizumab and histology-appropriate chemotherapy for the treatment of patients with non-small cell lung cancer, or NSCLC, which we refer to as TeLuRide-005. We completed enrollment in TeLuRide-005 in the first quarter of 2026.

On October 26, 2026, we presented updated clinical safety, tolerability, and preliminary efficacy data from TeLuRide-005 at the 2026 European Society for Medical Oncology, or ESMO, Congress. The safety data cutoff was July 13, 2026 and the efficacy data cutoff was October 1, 2026. We believe these data provide further evidence of a potentially durable effect of EIK1001 in combination with standard of care across PD-(L)1 tumor proportion score subgroups, and a preliminary tolerability profile supportive of systemic administration in an out-patient setting, a potential key differentiator of EIK1001 from previous TLR7/8 targeted therapies. While TeLuRide-005 has completed accrual, we expect long term follow up to continue with periodic data updates.

We are also conducting an ongoing global Phase 2/3 registrational trial of approximately 740 patients evaluating EIK1001 in combination with pembrolizumab in first-line advanced melanoma, which we refer to as TeLuRide-006. Following a prespecified interim data analysis conducted by an independent Data Monitoring Committee, or iDMC, in August 2026, we selected a dose of 0.60 mg/m2 of EIK1001 in combination with pembrolizumab 200 mg for Part 2 of the trial. We currently anticipate a prespecified iDMC interim futility analysis, to determine whether to expand the trial to Phase 3, will take place in the first half of 2027.

We have also initiated a Phase 2/3 registrational trial of approximately 750 patients evaluating EIK1001 in combination with both pembrolizumab and histology-appropriate chemotherapy as first-line therapy for treatment-naive patients with stage 4 NSCLC, which we refer to as TeLuRide-008. We announced the first patient had been dosed in TeLuRide-008 in July 2026 and currently anticipate a first prespecified iDMC interim analysis to select a dose for Part 2 of the trial will take place in the second half of 2027.

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

We are evaluating EIK1003 in Cohort 1A as a monotherapy for the treatment of patients with ovarian, breast, prostate, and pancreatic cancers. On October 23, 2026, we presented updated clinical safety, tolerability, and preliminary efficacy data from Cohort 1A at the 2026 ESMO Congress. The safety data cutoff date was July 13, 2026, and the efficacy data cutoff was October 1, 2026. We believe the data presented show that EIK1003 monotherapy was generally well-tolerated across multiple dose levels and demonstrated encouraging preliminary antitumor activity.

Cohort 1B is evaluating EIK1003 in combination with abiraterone and prednisone for the treatment of patients with advanced prostate cancer. While encouraging efficacy has been observed in studies of approved earlier generation, non-selective PARP inhibitors using this approach, high rates of hematologic suppression were also observed. On October 23, 2026, we presented initial clinical safety, tolerability, and preliminary efficacy data from Cohort 1B at the 2026 ESMO Congress. The safety data cutoff date was July 13, 2026, and the efficacy data cutoff was October 3, 2026. We believe the data presented show EIK1003 in combination with the novel hormonal agent abiraterone has a favorable tolerability profile with preliminary signs of clinical activity.

Cohort 1C is evaluating EIK1003 in combination with paclitaxel for the treatment of patients with platinum-resistant ovarian cancer or patients with HER2-negative breast cancer that have failed hormonal therapy if ER+ or chemotherapy if ER negative. On October 23, 2026, we presented initial clinical safety, tolerability, and preliminary efficacy data from Cohort 1C at the 2026 ESMO Congress. The safety data cutoff date was July 13, 2026 and the efficacy data cutoff was October 1, 2026. We believe these data demonstrated a combination safety profile generally consistent with paclitaxel’s known toxicities, as well as encouraging preliminary antitumor activity.

Cohort 1D is evaluating EIK1003 in combination with paclitaxel and platinum-based chemotherapeutic agents in patients with ovarian cancer. Enrollment is ongoing, and we currently expect to have initial data available in the second half of 2027.

The dose escalation portion of the Phase 1/2 trial has completed for Cohorts 1A, 1B and 1C. As part of the dose optimization strategy for Part 2 of the Phase 1/2 trial, we are currently evaluating two dose levels of EIK1003 monotherapy, 20mg and 60mg, to determine the appropriate recommended Phase 2 dose for EIK1003. Enrollment for this Part 2 dose optimization portion of the trial is ongoing, with plans to enroll approximately 30 PARPi-naïve, HER2-negative breast cancer patients at each dose level. We currently expect to complete the ongoing Phase 2 dose optimization portion of the trial in the second half of 2027.

We are also conducting a Phase 1/2 trial evaluating the safety and efficacy of EIK1004, our selective PARP1 inhibitor designed to penetrate the central nervous system, for the treatment of patients with ovarian, breast, prostate, and pancreatic cancers. Dose escalation in Part 1 is ongoing. On October 23, 2026, we presented initial clinical safety, tolerability, and preliminary efficacy data from EIK1004 as a monotherapy in participants with advanced solid tumors harboring deleterious or suspected deleterious germline or somatic mutations in homologous recombination repair genes at the 2026 ESMO Congress. The safety data cutoff date was July 13, 2026 and the efficacy data cutoff was October 1, 2026. We believe these initial data provide preliminary evidence of minimal hematological suppression at the dose levels studied, consistent with EIK1004’s highly selective PARP1 profile.

We currently plan to initiate a combination arm of the Phase 1/2 trial evaluating EIK1004 in combination with docetaxel, with plans to report initial results from that combination arm in the second half of 2027.

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

We have completed a Phase 1 single-ascending dose-escalation trial in healthy volunteers, which evaluated the safety, tolerability, and pharmacokinetics of EIK1005. We are currently evaluating EIK1005 in a Phase 1/2 trial as monotherapy and in combination with pembrolizumab in participants with advanced solid tumors. The first patient in this Phase 1/2 trial was dosed in January 2026, and enrollment in the dose escalation portion of the trial is ongoing. On October 23, 2026, we presented preliminary clinical safety, tolerability, pharmacokinetics, and preliminary efficacy data from EIK1005 as a monotherapy or in combination with pembrolizumab at the 2026 ESMO Congress. The safety data cutoff date was August 20, 2026 and the efficacy data cutoff was October 1, 2026. We currently expect additional results from the combination of EIK1005 with pembrolizumab to be available in the first half of 2027, with complete results for EIK1005 monotherapy available in the second half of 2027.

EIK1006

EIK1006 is an internally-derived clinical candidate and is being investigated as a potential next-generation androgen receptor, or AR, antagonist with activity against multiple clinically emergent mutation variants of AR. Our technology platform has enabled us to identify novel AR antagonists that demonstrate activity against mutant versions of AR that are not easily antagonized by existing AR-directed therapeutics. Our AR program has been focused on optimizing molecules that can bind to the AR and inhibit signaling that is otherwise stimulated by androgens. These compounds block both the wild-type, referred to as the normal form, of AR, as well as the predominant, clinically observed, AR mutations that emerge in patients whose tumors have become resistant to currently available AR inhibitors. We believe EIK1006 has the potential to bind to the ligand binding domain of AR and block its nuclear translocation, thereby inhibiting AR transcriptional activity and downstream signaling. EIK1006 is structurally differentiated from currently available AR antagonists and has been optimized for pure AR antagonism.

On October 14, 2026, we submitted an Investigational New Drug, or IND, application with the FDA to evaluate EIK1006 for the treatment of advanced metastatic prostate cancer. Subject to FDA clearance, we intend to initiate a Phase 1/2 trial of EIK1006 and anticipate initial safety and efficacy data to be available in the second half of 2027.

Other Preclinical Opportunities

In addition to the product candidates and programs described above, we are also actively pursuing discovery research in oncology, inflammatory and neurologic disease.

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

Where possible, we do not outsource primary responsibility for the conduct of our clinical trials to CROs. While we still rely on CROs for certain support, we believe that conducting our clinical trials ourselves offers significant advantages relating to quality, efficiency, and continuity. As of September 30, 2026, we had 171 employees primarily engaged in clinical development activities.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	Change %	2026	2025	Change	Change %
	(in thousands, except percentages)
Operating expenses:
Research and development	$71,826	$59,313	$12,513	21%	$217,333	$185,089	$32,244	17%
General and administrative	18,726	15,438	3,288	21%	53,950	70,688	(16,738)	(24%)
Total operating expenses	90,552	74,751	15,801	21%	271,283	255,777	15,506	6%
Loss from operations	(90,552)	(74,751)	(15,801)	21%	(271,283)	(255,777)	(15,506)	6%
Interest income (expense), net	4,486	3,613	873	24%	13,903	11,207	2,696	24%
Other income (expense), net	(46)	(1)	(45)	4,500%	(99)	(23)	(76)	330%
Net loss and comprehensive loss	$(86,112)	$(71,139)	$(14,973)	21%	$(257,479)	$(244,593)	$(12,886)	5%

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	Change %	2026	2025	Change	Change %
	(in thousands, except percentages)
Research and engineering	$29,268	$29,271	$(3)	(0%)	$88,481	$99,535	$(11,054)	(11%)
Clinical	42,558	30,042	12,516	42%	123,804	83,054	40,750	49%
In-process research and development	—	—	—	N.M.	5,048	2,500	2,548	102%
Total research and development expenses	$71,826	$59,313	$12,513	21%	$217,333	$185,089	$32,244	17%

Research and development expenses were $71.8 million for the three months ended September 30, 2026 compared to $59.3 million for the three months ended September 30, 2025, an increase of $12.5 million, or 21%. Direct research and development expenses and compensation costs increased $9.2 million and $3.0 million, respectively, as we advanced our clinical trial activity and supporting headcount.

Research and development expenses were $217.3 million for the nine months ended September 30, 2026 compared to $185.1 million for the nine months ended September 30, 2025, an increase of $32.2 million, or 17%. This was primarily due to a $30.7 million increase in direct research and development expenses as we advanced our clinical trial activity.

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

General and Administrative Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	Change %	2026	2025	Change	Change %
	(in thousands, except percentages)
Total general and administrative expenses	$18,726	$15,438	$3,288	21%	$53,950	$70,688	$(16,738)	(24%)

General and administrative expenses were $18.7 million for the three months ended September 30, 2026, compared to $15.4 million for the three months ended September 30, 2025, an increase of $3.3 million, or 21%. This increase was primarily due to $1.5 million higher professional fees, primarily from consulting and legal expenses, and $1.1 million higher other operating expenses, primarily IT expenses.

General and administrative expenses were $54.0 million for the nine months ended September 30, 2026, compared to $70.7 million for the nine months ended September 30, 2025, a decrease of $16.7 million, or 24%. This decrease was primarily due to the impairment in the nine months ended September 30, 2025 of $10.7 million of property and equipment and $10.3 million of operating lease right-of-use assets relating to properties in Hayward, California that we vacated in April 2025 when we moved into our current corporate headquarters in Millbrae, California.

Interest Income (Expense), Net

Interest income (expense), net was $4.5 million for the three months ended September 30, 2026 compared to $3.6 million for the three months ended September 30, 2025, an increase of $0.9 million, or 24%. This increase was primarily due to higher average investment balances following our initial public offering in February 2026.

Interest income (expense), net was $13.9 million for the nine months ended September 30, 2026 compared to $11.2 million for the nine months ended September 30, 2025, an increase of $2.7 million, or 24%. This increase was primarily due to higher average investment balances following our initial public offering in February 2026.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have primarily funded our operations through the sale of shares of our redeemable convertible preferred stock and more recently, through our initial public offering. We have not generated any revenue from product sales and have incurred significant annual operating losses and negative cash flows from our operations. As of September 30, 2026, we had $461.7 million in cash, cash equivalents, and marketable securities.

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

We have incurred significant annual operating losses and negative cash flows since our inception. As of September 30, 2026, we had an accumulated deficit of $1.2 billion. Based on our current operating plan, we estimate that our existing cash, cash equivalents, and marketable securities as of the date of this Quarterly Report will be sufficient to fund our operating expenses and capital expenditures for at least the next 12 months from the issuance of the unaudited condensed financial statements included elsewhere in this Quarterly Report and into the first quarter of 2028. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

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
•
the costs associated with acquiring or licensing additional product candidates, technologies, or assets, including the timing and amount of any milestones, royalties, or other payments due in connection with our licenses;
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

Cash Flows

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our primary sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2026	2025	Change	Change %
	(in thousands except percentages)
Net cash used in operating activities	$(223,950)	$(146,792)	$(77,158)	53%
Net cash used in investing activities	(131,847)	(222,053)	90,206	(41%)
Net cash provided by financing activities	349,490	350,964	(1,474)	(0%)
Net decrease in cash, cash equivalents and restricted cash	$(6,307)	$(17,881)	$11,574	(65%)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $224.0 million, which resulted from a net loss of $257.5 million, partially offset by non-cash charges of $24.7 million and a net decrease in our operating assets and liabilities of $8.9 million. Non-cash charges primarily consisted of $15.4 million of depreciation and $10.7 million of stock-based compensation.

Net cash used in operating activities for the nine months ended September 30, 2025 was $146.8 million, which resulted from a net loss of $244.6 million, partially offset by non-cash charges of $49.6 million and a net decrease in our operating assets and liabilities of $48.2 million. Non-cash charges primarily consisted of $13.5 million of depreciation and amortization, $14.2 million of stock-based compensation and the impairment of $10.7 million and $10.3 million of property and equipment and operating lease right-of-use assets, respectively, relating to our Hayward, California properties that we vacated when we moved into our Millbrae, California corporate headquarters in April 2025. The net decrease in our operating assets and liabilities was primarily the result of a $48.1 million increase in operating lease liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 was $131.8 million, which consisted of $436.4 million of purchases of marketable securities and $0.9 million of payments for property and equipment purchases, partially offset by $305.5 million of proceeds from the maturities of our marketable securities.

Net cash used in investing activities for the nine months ended September 30, 2025 was $222.1 million, which consisted of $390.1 million of purchases of marketable securities and $46.7 million of payments for property and equipment purchases, partially offset by $214.8 million of proceeds from the maturities of our marketable securities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was $349.5 million, from net proceeds of $349.0 million from our initial public offering of common stock and $0.5 million from stock option exercises.

Net cash provided by financing activities for the nine months ended September 30, 2025 was $351.0 million, from net proceeds of $350.2 million from the issuance of redeemable convertible preferred stock and $0.8 million from the issuance of common stock.

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

We paid Seven and Eight and SW aggregate upfront payments of $11.0 million in cash ($10.5 million to Seven and Eight and $0.5 million to SW), and issued two Simple Agreements for Future Equity, or SAFEs, equal to $35.0 million ($31.5 million to Seven and Eight and $3.5 million to SW) upon entering into the applicable agreement. The SAFEs automatically converted into Series C redeemable convertible preferred stock upon the initial closing of the Series C financing round in May 2023, which then converted into common stock upon the closing of our initial public offering. We have also agreed to pay Seven and Eight additional milestone payments in the amount of up to approximately $369.6 million, of which $219.6 million are payable for a compound that is not a conjugate and $150.0 million for a compound that is a conjugate, in each case upon the achievement of certain development and regulatory milestones. EIK1001 is a compound that is not a conjugate. We have also agreed to pay SW additional milestone payments in the amount of up to $29.4 million and up to $350.0 million upon the achievement of certain regulatory and commercial milestones, respectively. As of September 30, 2026, we have paid $46.0 million in total under both agreements.

No future milestones were accrued as of September 30, 2026 as such milestones were not achieved or probable of being achieved at that date.

Collaboration Agreement with Impact

On May 10, 2023, we entered into a Collaboration Agreement, which was amended and restated on November 22, 2023, and further amended on December 12, 2024 and August 31, 2026, or, collectively, the Impact Agreement, with Impact Therapeutics (Shanghai) Inc., or Impact. Pursuant to the Impact Agreement, we received an exclusive license under certain of Impact’s patents, know-how, and regulatory information to develop and commercialize any selective PARP1 inhibitors owned or controlled by Impact or its affiliates, including our product candidates EIK1003 and EIK1004, and any pharmaceutical products comprised of or containing such inhibitors, on a worldwide basis excluding China, Hong Kong, Taiwan, and Macau, such excluded territories collectively known as the Impact territory. On August 31, 2026, we entered into Amendment Two to the Impact Agreement, which modifies certain cost sharing arrangements with Impact relating to the development of the product candidates in the Impact territory.

We paid an upfront fee of $31.5 million in cash to Impact. We are also required to make payments to Impact of up to $181.0 million and up to $775.0 million upon the achievement of certain development and regulatory milestones and commercial milestones, respectively. In addition, tiered royalties of high single-digit to low-teen percentages of net sales per calendar year, subject to certain reductions, are also payable by us to Impact post-commercialization. We have paid Impact $13.5 million in development and regulatory milestones as of September 30, 2026, including $5.0 million in the nine months then ended.

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

Contractual Obligations and Commitments

Leases

In June 2022, we entered into an operating lease agreement for our corporate headquarters located in Millbrae, California, expiring in 2040. We are also party to several operating leases for office and lab space in Hayward, California, New York, New York, and Jersey City, New Jersey. As of September 30, 2026, our non-cancellable lease obligations were $530.6 million under our operating leases, of which $10.0 million are due in the remainder of 2026. Refer to Note 6 to our unaudited condensed financial statements included elsewhere in this Quarterly Report for more information on our lease obligations.

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

During the three and nine months ended September 30, 2026, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. As of September 30, 2026, we had $89.3 million in cash equivalents, comprising interest bearing money market accounts, and $363.2 million in marketable securities. Our exposure to interest rate sensitivity is affected by changes in the underlying bank interest rates. We have not entered into investments for trading or speculative purposes, and our marketable securities are held to maturity. Although an immediate, one percentage point change in interest rates would have a material effect on the fair market value of our portfolio due to the size of our portfolio, because held-to-maturity investments are reported at amortized cost, we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates. As of September 30, 2026, we had no debt outstanding that is subject to interest rate variability. Therefore, we are not subject to interest rate risk related to debt.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

We previously identified a material weakness in our internal control over financial reporting which still exists as of September 30, 2026. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We did not design and maintain effective controls related to the evaluation of the accounting considerations for complex terms in lease arrangements. This material weakness resulted in the restatement of our condensed balance sheet and condensed statement of cash flows as of and for the nine months ended September 30, 2025. Additionally, this material weakness could result in misstatements to lease-related accounts or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Remediation Plan for the Material Weakness

We have taken steps to remediate the material weakness and to strengthen our internal control over financial reporting. During the quarter ended June 30, 2026, we completed the design and implementation of controls related to the evaluation of the accounting considerations for complex terms in lease arrangements. We are in the process of performing our evaluation of the operating effectiveness of the newly designed and implemented controls, which is expected to be completed during the fourth quarter. We are targeting successful completion of the testing of the operating effectiveness of the controls and remediation of the material weakness as of December 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a late clinical-stage biotechnology company with a limited operating history. Consequently, it may be more difficult to evaluate our business, and predictions about our future may not be as accurate as they could be if we had a longer operating history. We were formed in July 2019 and have devoted substantially all of our resources since that time to research, engineering, and development activities, including the clinical development of our clinical-stage product candidates EIK1001, EIK1003, and EIK1004, which were in-licensed, and EIK1005 and EIK1006, and other preclinical programs, the development of our technology platform, including the engineering of the hardware, software, reagents, and processes that we use to conduct single molecule tracking and other techniques, recruiting management and technical staff, developing and establishing our intellectual property portfolio, entering into collaboration agreements to further our development programs, building our facilities, including our site in Millbrae, California, infrastructure to support such activities, and raising capital. We are currently conducting a Phase 2/3 registrational trial for EIK1001 in combination with pembrolizumab for the treatment of patients with advanced melanoma. For patients with non-small cell lung cancer, or NSCLC, we are conducting a Phase 2 trial, and we are conducting a Phase 2/3 registrational trial for EIK1001 in combination with pembrolizumab and chemotherapy. For EIK1003, we are conducting a Phase 1/2 trial in ovarian, breast, prostate, and pancreatic cancers. We are also conducting Phase 1/2 trials in patients with advanced solid tumors for EIK1004 and EIK1005, and we plan to initiate a Phase 1/2 clinical trial in EIK1006. The rest of our programs remain in earlier stage preclinical development.

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

We have incurred net losses since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. For the nine months ended September 30, 2026 and 2025, we reported a net loss of $257.5 million and $244.6 million, respectively. As of September 30, 2026, we had an accumulated deficit of $1.2 billion. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue research and development efforts for our product candidates, advance our product candidates through preclinical studies and clinical trials, and seek regulatory approvals.

We anticipate that our expenses will increase substantially as we:

•
continue to progress the clinical development of our product candidates EIK1001, EIK1003, EIK1004, EIK1005, and EIK1006;
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

Our technology platform is central to our belief that by quantitating the dynamics of proteins in their full, living, cellular context, we can improve the speed and probability of success of drug development, as well as the identification of clinically relevant biomarkers. Our technology platform is centered around our proprietary SMT system, integrating tools such as custom-engineered super-resolution microscopy, bespoke automation, advanced data science, and software packages capable of processing petabyte-scale datasets. While we believe that we can generate important scientific insights by understanding protein behavior at a molecular level inside intact living cells from human cell lines, thereby accelerating the identification of novel agents that would prove clinically valuable, EIK1005 and EIK1006 are the only product candidates that have leveraged our technology platform. Rights related to all other clinical-stage product candidates are in-licensed. There can be no certainty that our technology platform will lead to the identification of clinically relevant biomarkers or additional clinical product candidates, or improve the speed and probability of success of drug development in the manner which we expect, if at all.

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

We previously identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which could result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

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

We have taken steps to remediate the material weakness and to strengthen our internal control over financial reporting. During the quarter ended June 30, 2026, we completed the design and implementation of controls related to the evaluation of the accounting considerations for complex terms in lease arrangements. We are in the process of performing our evaluation of the operating effectiveness of the newly designed and implemented controls, which is expected to be completed during the fourth quarter. We are targeting successful completion of the testing of the operating effectiveness of the controls and remediation of the material weakness as of December 31, 2026. The measures we will take may not be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses. If the steps we take do not remediate the material weakness in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected.

Our management will not be required to evaluate the effectiveness of our internal control over financial reporting until our second Annual Report on Form 10-K after our initial public offering. As part of that evaluation, we may identify additional control deficiencies that are determined to constitute one or more material weaknesses. In addition, there can be no assurance that any future control deficiencies identified may not be material weaknesses that would be required to be reported in future periods.

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

Our Phase 2 trial evaluating the effect of EIK1001 in combination with pembrolizumab and chemotherapy for the treatment of NSCLC, as well as our Phase 1/2 trials evaluating EIK1003 and EIK1004, utilize an “open-label” trial design, and we may utilize this for future clinical trials for this or future product candidates. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients and physicians in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results of a product candidate when studied in a controlled environment with a placebo or active control.

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

In addition, the BIOSECURE Act, which was signed into law in December 2025 as part of the National Defense Authorization Act for Fiscal Year 2026, prohibits U.S. federal agencies from entering into or renewing any contract, loan or grant with any entity that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” to perform that contract. The BIOSECURE Act also prohibits U.S. government loan and grant recipients from using federal loan or grant money to enter into contracts with entities that use equipment from “biotechnology companies of concern” in the performance of any federal prime contract or subcontract. The Office of Management and Budget of the U.S. Government will issue a list of “biotechnology companies of concern,” which will include certain companies that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List, other entities which the U.S. Government has deemed as such pursuant to a separate designation process, and certain subsidiary, parent, and successor entities of the foregoing. We and Impact are currently party to agreements with WuXi AppTec for certain manufacturing and development services, including select in vivo pharmacology studies, chemistry, manufacturing, and controls activities, and nonclinical testing. Further, we continue to utilize EIK1001, EIK1003, EIK1004, and EIK1005 clinical supply for their respective clinical studies, components of which include manufacturing, packaging, labeling, storage, and/or distribution services performed by WuXi AppTec, or its affiliates. WuXi AppTec was designated on the 1260H List on June 8, 2026, but this designation is the subject of ongoing litigation, and the outcome is uncertain. The BIOSECURE Act includes a safe harbor provision providing that the restrictions do not apply to equipment or services that were formerly but are no longer provided by a “biotechnology company of concern.” The BIOSECURE Act also includes a grandfathering provision providing that the prohibitions shall not apply for a five-year period to biotechnology equipment or services produced or provided under a contract or agreement entered into before the applicable effective date. It is unclear whether the grandfathering provision would apply to entities designated as “biotechnology companies of concern” due to their inclusion on the 1260H List. The guidance to be issued by the Office of Management and Budget regarding implementation of the BIOSECURE Act may provide further clarity on this point. If WuXi AppTec is designated as a “biotechnology company of concern” by OMB, we may be restricted in our ability to work with such company to the extent we would contract with, or otherwise receive funding from, the U.S. government. As a result, we may need to seek alternative CMO relationships. While we believe we will be able to identify and contract with such alternative CMOs, we cannot guarantee that alternative CMOs with the necessary capabilities and capacity would be available on a timeline that would not materially delay the development of our product candidates and cannot predict the terms of any such alternative arrangement nor what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by China or the other countries in retaliation. Even if we do not seek any covered federal government contracts, grants, or loans, it is possible that commercial partners, government agencies, or other third parties may view our business less favorably if we contract with entities that are ultimately designated as biotechnology companies of concern. Other U.S. legislation, regulations, and trade restrictions, as well as other foreign regulatory requirements, could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, restrict or even prohibit our ability to work with foreign CMOs, or have an adverse effect on our ability to secure significant commitments from governments to purchase potential therapies.

In addition, other U.S. national security laws and regulations could also affect the transfer of certain types of data abroad, including to China. For example, the Department of Justice issued a final rule entitled “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” or the Bulk Data Rule, which took effect in April 2025 that places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China and other designated countries, or with other specified links to China and other designated countries. These rules also may broadly require us to extract promises from other third-party service providers that they will not transfer data we share with them onward to parties linked to countries of concerns. If we fail to comply with these new regulations, we could be subject to civil and criminal penalties, harm to our reputation, and other adverse consequences. Additional compliance investment and potential business process changes may be required to address risks arising from the Bulk Data Rule. The recently proposed draft regulations under the Comprehensive Outbound Investment National Security Act of 2025, or the COINS Act, also seek to impose prohibitions on U.S. investment in certain entities that are organized in, headquartered in or otherwise affiliated in particular ways with entities in certain countries of concern, including China, when such entities are engaged in the development of certain biotechnology-related technologies. To the extent that COINS Act rules ultimately take effect in largely the proposed form, our ability to collaborate with China-affiliated parties in certain types of transactions may be diminished or eliminated.

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

We are exploring and may in the future continue to explore the use of certain of our product candidates in combination with other therapies. For example, we are evaluating in a Phase 2/3 registrational trial the effect of EIK1001 in combination with pembrolizumab for the treatment of patients with advanced melanoma, and in a Phase 2 trial as well as a Phase 2/3 registrational trial of EIK1001 in combination with pembrolizumab and chemotherapy for the treatment of patients with NSCLC. As such, we are subject to the risk that the FDA or comparable foreign regulatory authorities could revoke approval of, or that safety, efficacy, manufacturing, or supply issues could arise with, the therapy used in combination with our product candidate. If the therapies we use in combination with our product candidates are replaced as the standard of care, the FDA or comparable foreign regulatory authorities may require us to conduct additional clinical trials, or we may not be able to obtain adequate reimbursement from payors. The occurrence of any of these risks could result in our product candidates, if approved, being removed from the market or being less successful commercially. If we are unable to use pembrolizumab in our current combination trials for EIK1001, we may be required to enroll additional patients at existing sites or identify new trial sites. As a result, our clinical development activities could be delayed or otherwise adversely affected, which could adversely affect our business, financial condition, results of operations, and prospects.

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

Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit, or otherwise interfere with our ability to make, use, and sell our product candidates. We do not always conduct independent reviews of pending patent applications and patents issued to third parties. Patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the United States can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, product candidates, or the use of our product candidates. As such, there may be applications of others now pending, or recently revived patents, of which we are unaware. These patent applications may later result in issued patents, or the revival of previously abandoned patents, that may be infringed by the manufacture, use, or sale of our technologies or product candidates, or will prevent, limit, or otherwise interfere with our ability to make, use, or sell our technologies and product candidates.

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

We may become subject to claims challenging the inventorship or ownership of our owned or licensed patent rights and other intellectual property, or claims asserting that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers.

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

Depending upon the timing, duration, and specifics of any FDA marketing approval of any of our product candidates, any issued U.S. patents that we may own or license may be eligible for limited patent term restoration, or patent term extension, under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process based on the first regulatory approval for a particular drug or biologic. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended, and only those claims covering the approved drug, an approved method for using it, or a method for manufacturing it, may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as with supplemental protection certificates in Europe. Although all countries in the EU make available supplementary protection certificates if certain conditions are satisfied, there is no centralized EU procedure for obtaining them. Hence supplementary protection certificates must be applied for and granted on an EU member state-by-EU member state basis. This can lead to substantial costs in applying for and obtaining these certificates, which may vary among countries, or may not be provided at all.

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

We may not be able to obtain, maintain, and protect our intellectual property rights throughout the world.

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

The market price of our common stock may be volatile and could fluctuate widely in response to many factors, some of which are outside of our control. For example, over the nine months ended September 30, 2026, the closing price of our common stock on

The Nasdaq Global Select Market ranged from $16.26 per share to $7.91 per share. As a result of this volatility, you may not be able to sell your shares of common stock at or above the price you paid. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

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

In addition, the 7,955,797 shares of our common stock that are subject to outstanding options and the 739,559 shares of our common stock issuable upon the exercise of our outstanding stock warrants, in each case as of September 30, 2026, are eligible for sale in the public market, to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of our common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of 13,317,985 shares of our outstanding common stock, or approximately 25% of our total outstanding common stock as of September 30, 2026, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by these stockholders, or if it is perceived that they will be sold, could adversely affect the trading price of our common stock.

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

As of November 2, 2026, our executive officers, directors, and holders of 5% or more of our capital stock beneficially owned approximately 57% of our voting stock. As a result, these stockholders, if acting together, will continue to have influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation, or sale of all or substantially all of our assets, and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent our change of control, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or of our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

The tax regimes we are subject to or operate under, including with respect to income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect us. For example, the IRA includes provisions that impose a 15% minimum tax, or CAMT, on the adjusted financial statement income of certain large corporations. CAMT is effective for taxable years beginning after December 31, 2022 and generally applies to taxpayers with average annual financial statement income exceeding $1 billion over a three-year period. The impact of this law was not material to us for the three and nine months ended September 30, 2026, though it is possible that CAMT may have a material impact on our financial position in future years. Likewise, on July 4, 2025, the One Big Beautiful Bill Act, or the Act, was enacted into law. The Act includes significant changes to the U.S. tax code, including restoration of immediate recognition of domestic research and development expenditures and reinstatement of 100% bonus depreciation for qualifying property. We do not currently anticipate the Act to have a material impact on our financial position.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

10.1†#	Amendment Two to the Amended and Restated Collaboration Agreement, dated August 31, 2026, by and between Eikon Therapeutics, Inc. and Impact Therapeutics (Shanghai) Inc.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

EIKON THERAPEUTICS, INC.

Date: November 12, 2026	By:	/s/ Roger M. Perlmutter, M.D., Ph.D.
Roger M. Perlmutter, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Alfred Bowie, Ph.D.
Alfred Bowie, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)